Form 10-Q
period 2012-11-30
Gankit Corp
filed 2013-01-14
CIK 1552979

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2012

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to _________

Commission File Number:  333-182761

GankIt Corporation

(Exact name of small business issuer as specified in its charter)

Nevada	38-3870905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5201 Memorial Drive, Suite 1115
Houston, TX	77007
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (713) 510-3559

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑

There were 20,000,000 shares of the registrant’s common stock issued and outstanding as of January 11, 2013.

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

Unless otherwise indicated, references to “we,” “us,” and “our” in this Quarterly Report on Form 10-Q refer to GankIt Corporation.

Readers should consider the following information as they review this Quarterly Report:

Forward-Looking Statements

The statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements.  Forward-looking statements include any statement that may project, indicate or imply future results, events, performance or achievements.  The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expect,” “may,” “should,” “intend,” “plan,” “could,” “estimate” or “anticipate” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

Given the risks and uncertainties relating to forward-looking statements, investors should not place undue reliance on such statements.  Forward-looking statements included in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such expectations may prove to have been incorrect.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

Except to the extent required by applicable securities laws, we expressly disclaim any obligation or undertakings to release publicly any updates or revisions to any statement or information contained in this Quarterly Report on Form 10-Q, including the forward-looking statements discussed above, to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement or information is based.

GANKIT CORPORATION

GANKIT CORPORATION
(A Development Stage Company)
BALANCE SHEETS

ASSETS

	November 30, 2012	May 31, 2012
	(Unaudited)
CURRENT ASSETS
Cash and Cash Equivalents	$1,985	$14,274
Restricted Cash	2,438	7,067
Prepaid and Other Current Assets	640	626
Total Current Assets	5,063	21,967

LONG TERM ASSETS
Intangible Assets, net	17,333	20,000
Total Long Term Assets	17,333	20,000

TOTAL ASSETS	$22,396	$41,967

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$33,947	$4,754
Bid Deposits	2,786	2,793
Shareholder Advances	50,000	-
Notes Payable	50,000	50,000
Total Current Liabilities	136,733	57,547

TOTAL LIABILITIES	136,733	57,547

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value, 100,000,000 shares
authorized; 20,000,000 shares issued and outstanding	2,000	2,000
Additional Paid In Capital	11,250	11,250
Deficit accumulated during the development stage	(127,587)	(28,830)
TOTAL STOCKHOLDERS' DEFICIT	(114,337)	(15,580)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$22,396	$41,967

The accompanying notes are an integral part of these financial statements.

GANKIT CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended November 30, 2012	Six Months Ended November 30, 2012	March 8, 2012 (inception) through November 30, 2012
REVENUES
Revenue	$6,022	$19,041	$28,023

COST OF REVENUES
Processing Fees	1,169	3,388	4,297
Products	18,190	42,759	56,728
Total Cost of Revenues	(19,359)	(46,147)	(61,025)
GROSS LOSS	(13,337)	(27,106)	(33,002)

OPERATING EXPENSES
Selling, General and Administrative	34,045	65,234	87,126
Depreciation and Amortization	1,000	2,667	2,667
Total Operating Expenses	(35,045)	(67,901)	(89,793)

OPERATING LOSS	(48,382)	(95,007)	(122,795)

OTHER EXPENSES
Interest expense	1,875	3,750	4,792
Total Other Expenses	(1,875)	(3,750)	(4,792)

NET LOSS	$(50,257)	$(98,757)	$(127,587)

NET LOSS PER SHARE:
Common Stock:
Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

Denominator for Basic and Diluted Net Loss Per Share
Weighted Average Number of Common Share Outstanding	20,000,000	20,000,000

The accompanying notes are an integral part of these financial statements.

GANKIT CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended November 30, 2012	March 8, 2012 (inception) through November, 30 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(98,757)	$(127,587)
Stock Based Compensation	-	750

Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Depreciation and amortization	2,667	2,667
Prepaid and Other Current Assets	(14)	(640)
Accounts Payable and Accrued Expenses	29,193	33,947
Bid Deposits	(7)	2,786
NET CASH USED IN OPERATING ACTIVITIES	(66,918)	(88,077)

CASH FLOWS FROM INVESTING ACTIVITIES
Intangible Assets	-	(20,000)
Restricted Cash	4,629	(2,438)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,629	(22,438)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of Common Stock	-	12,500
Proceeds from Notes Payable	-	75,000
Proceeds from Shareholder Advances	50,000	50,000
Payments to Note Payable	-	(25,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	50,000	112,500

NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,289)	1,985

Cash and Cash Equivalents, Beginning of Period	14,274	-
Cash and Cash Equivalents, End of Period	$1,985	$1,985

Supplemental Cash Flow Information
Cash paid on interest expenses	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

GANKIT CORPORATION
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of GankIt Corporation (“GankIt” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Registration Statement filed with the SEC on Form S-1.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein.  The results of operations for our interim period are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2012, as reported in the Form S-1 of the Company, have been omitted.

General

GankIt was incorporated in Nevada on March 8, 2012.  The Company launched its e-commerce website in May of 2012 and currently has over 5,000 members. GankIt sells a multitude of consumer products including electronics, appliances, clothing, accessories, sporting goods, gift cards and more. The Company procures most of its products from Amazon.com, and dropships the items directly from Amazon.com to the customer. The Company's corporate headquarters are located in Houston, Texas and its fiscal year-end is May 31.

The Company's website GankIt.com provides a forum where participants can either bid-to-win products or "Gank" them at a discount to suggested retail prices. When people visit the website they have the opportunity to purchase bids for $0.55 each that can be used in auctions. Each auction starts at $0.01 and increases by one penny each time a bid is placed. The last person to bid on an item is the winner and has the ability to purchase the product for the final auction price.

During an auction, the Company simultaneously offers a "bottomless shelf" of the same product that is being auctioned through its GankIt feature. Each product starts at a suggested retail price which decreases by $0.10 for each bid that is placed during the auction. At any time while an auction is in progress, participants may Gank a product at a discount to the suggested retail price by clicking the Gank button.

NOTE 2 – GOING CONCERN

The Company realized a loss of $50,257 and $98,757 for the three and six months ended November 30, 2012, respectively. For the period from March 8, 2012 to November 30, 2012, the Company incurred a loss of $127,587. As a result, the Company does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In addition to operational expenses, as the Company executes its business plan, it is incurring expenses related to complying with its public reporting requirements.  In order to finance these expenditures, the Company has raised capital in the form of debt, which will have to be repaid, as discussed in detail below. The Company has depended on loans from private investors for much of its operating capital.  The Company will need to raise capital in the next twelve months in order to remain in business.

Management anticipates that significant dilution will occur as a result of any future sales of the Company’s common stock and this will reduce the value of its outstanding shares. The Company cannot project the future level of dilution that will be experienced by investors as a result of its future financings, but it will significantly affect the value of its shares.

GANKIT CORPORATION
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – NOTES PAYABLE

On April 11, 2012, GankIt signed a promissory note with Hillsmere S.A. in the amount of $50,000. The note bears interest at a rate of 15%, and becomes due and payable on April 10, 2013 and is collateralized by all of the assets of the Company.  As of November 30, 2012, the principal balance was $50,000 and accrued interest expense was $4,792.

NOTE 4 –CONCENTRATIONS

Concentrations

The Company currently purchases approximately 90% of its products from Amazon.com, which presents a risk to the business. In the event that Amazon.com increases its prices or refuses to sell products to the Company, business operations could be adversely affected.

NOTE 5 – RELATED PARTY TRANSACTIONS

Clark Rohde, the Company's majority shareholder, was paid $6,400 and $13,260 for contract labor for the three and six months ended November 30, 2012, respectively. For the period from March 8, 2012 to November 30, 2012, Mr. Rohde was paid $15,920 for contract labor. Work performed was primarily related to product listings, order processing, shipping and fulfillment, and customer service.

On July 16, 2012, the Company received an advance from its President and CEO in the amount of $25,000.  On September 10, 2012, the Company received an additional advance from its President and CEO in the amount of $25,000.  The advances are unsecured, non-interest bearing, and have no specific terms for repayment.

NOTE 6 – SUBSEQUENT EVENTS

On December 20, 2012, the Company received an additional advance from its President and CEO in the amount of $25,000.  The advance is unsecured, non-interest bearing, and has no specific terms for repayment.

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in connection with the Company’s financial statements and related notes thereto, as included in this report, as well as the Company’s Registration Statement on Form S-1/A (Amendment No. 5), filed on November 14, 2012.

Organization and Basis of Presentation

GankIt Corporation (“GankIt” or the “Company”) was incorporated in the state of Nevada on March 8, 2012, with a fiscal year end of May 31. We are an e-commerce business focused on selling a diverse set of products through our website that can either be won through a bidding process or purchased at a discount to the suggested retail price. On March 30, 2012, the Company purchased the web site domain and content, trademarks, and all intellectual property related to GankIt.com from John Arnold for $20,000. Mr. Arnold serves as the sole officer and director of GankIt. On May 4, 2012, we launched our website, GankIt.com, and began accepting payments.

We intend to develop a robust e-commerce website that will offer a wide selection of retail products such as electronics, appliances, furniture, home furnishings, equipment and tools, toys, gift cards, automobiles and more. However, as our business is in its early stages of development, we intend to initially focus on selling products with an average price point under $500. Over the next six months, we will likely focus on selling consumer electronics such as televisions, music players, video players, computers, tablet computers, cameras, phones, and various accessories which we purchase from other retailers such as Amazon.com. Provided that our business obtains additional financing, we intend to diversify our product mix to add other products.

Our business model is different from conventional retail websites in that we offer our users the opportunity to either bid-to-win a product or purchase a product immediately. All of our products can be obtained either by winning a bidding auction or purchasing the product for the "GankIt price” (as described below). When users visit our website, they have the option to sign up for a free membership. If they are interested in bidding to win products, they can purchase bundles of bids for a fixed cost. Our bids presently sell for $0.55 per bid, and the minimum purchase is $22 or 40 bids.  However, if they simply want to purchase a product, users can click on the “GankIt” button, and proceed to checkout without buying bids.

When we begin an auction for a product, the bidding starts at one penny, and the GankIt Price starts at the suggested retail price. Each user has the opportunity to place a bid to buy the product for the auction price. The auction price starts at one penny and increases by one penny for each new bid that is placed into the auction. Auction timers typically start counting down from one to seven days. With each new bid that is placed, additional time is added to the auction timer. Single bids add 15 seconds to the auction timer. When less than 15 seconds remain on the auction timer, a single bid placed resets the auction timer to 15 seconds. When multiple auto-bidders are engaged with less than 10 seconds on the auction timer, a "Butler Brawl" resets the auction timer to 30 seconds. When time expires in the auction, the last bidder to place a bid for the product is the winner of the auction and can buy the product for the auction price. At that point, the auction is closed.

In addition, while an auction is open, for each new bid that is placed, the suggested retail price of the product decreases by a specified decrement. Our GankIt decrement is presently $0.10. This new discounted price is referred to as the "GankIt price", or the price for which you can buy the product immediately. At any time throughout the course of the auction, any user may purchase the product for the GankIt price by clicking on the “GankIt” button. When this occurs, the auction remains open and the “GankIt price” reverts back to the original suggested retail price. As new bids are placed, the “GankIt price” then begins to decrease once more until either someone else clicks on the GankIt button (at which time the process starts over again) or the auction ends. Once an item is "ganked" by a user (i.e., once a user decides to purchase the item at the then “GankIt price”), the “GankIt price” resets to the original retail price and a new item is offered for sale at the “GankIt price.” An auction may result in many "ganks", while ultimately only one item will be “won” by a user at the end of the auction.

During the course of an auction, members compete to "win" an item (i.e., to have the highest bid when the auction closes and be provided the right to purchase the item auctioned for the final bid price). "Winning an item" means the member is able to purchase the item won at the final bid price, usually a steep discount to the retail price. Each auction competition is for one item only so there is only one “winner” of each auction.

Plan of Operations

We will need to raise additional capital to fully develop our business plan. During the next 24 months, we intend to implement our business development and marketing plan. We believe we must raise an additional $800,000 (this includes the anticipated $100,000 capital raise which we hope to affect through sales of common stock under our previously declared effective Registration Statement) to pay for expenses associated with our development over the next 24 months. $300,000 will be used to finance anticipated activities during Phase One of our development plan as described below, and $500,000 will be used to finance anticipated activities during Phase Two of our development plan as described below.

PHASE ONE

	PROJECTED
	DATE OF	ESTIMATED
ANTICIPATED MILESTONES	COMPLETION	BUDGET $
	0-12 MONTHS
INVENTORY Purchase product inventory		$100,000

MARKETING & SALES Initiate sales and marketing efforts		25,000

MANAGEMENT & ADMINISTRATION
Consultants, CEO and Employees	100,000

PUBLIC REPORTING EXPENSES
Filings, Legal and Accounting	25,000

ADDITIONAL WORKING CAPITAL		50,000

	TOTAL PHASE ONE	$300,000

PHASE TWO

	PROJECTED
	TIME TO	ESTIMATED
MILESTONES	COMPLETION	BUDGET $
	12-24 MONTHS
INVENTORY Purchase additional product inventory		$100,000

MARKETING & SALES Advertising		175,000

MANAGEMENT & ADMINISTRATION Consultants, Operational CFO, CEO and Employees		150,000

PUBLIC REPORTING EXPENSES
Filings, Legal and Accounting	25,000

ADDITIONAL WORKING CAPITAL		50,000

	TOTAL PHASE TWO	$500,000

	TOTAL PHASE ONE & TWO	$800,000

If we only complete Phase I, we will not have enough capital to hire additional employees or consultants. Upon the completion of Phase I, we plan to implement an incremental sales and marketing program that will focus on television and internet advertising. We expect to run television commercials and employ the use of banner ads and pay-per-click ads to drive traffic to our website. In Phase I, we anticipate purchasing a limited amount of product inventory, which will consist primarily of consumer electronics and other consumer household products such as appliances, kitchenware, and apparel.

If we are successful in the completion of Phase II, we expect to purchase the same types of inventory as planned in Phase I. However, we will be able to purchase larger amounts of such inventory. Additionally, we expect to employ the use of similar sales and marketing devices, only on a larger scale. In addition to increasing our economies of scale related to inventory, sales and marketing efforts, we plan to hire several employees and consultants to manage the anticipated growth of our business after Phase II.  New employees and consultants would be responsible for product procurement, order fulfillment, implementation and management of sales and marketing efforts, customer support, financial accounting and reporting, and conducting other daily operational tasks.

Many of the developments enumerated in Phase 2 are dependent on the completion of objectives in Phase 1 and both Phases are dependent on us securing additional financing. There can be no assurance that we will be able to secure additional financing. If we are able to raise some, but not all of the funds required to undertake the developments in Phase 1 and Phase 2, our management will re-examine our proposed business activities to use our resources most efficiently. In this event, our focus will likely be on spending available funds on assuring that we retain our reporting status with the SEC and developing our product designs to attract investors.

If we are unable to raise additional funds we will not be able to complete any of the milestones in either Phase 1 or Phase 2. Due to the fact that many of the milestones are dependent on each other, if we do not raise any additional capital we will not be able to implement any facets of our business plan.

We intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officer and Director in order to finance our business activities. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered.

Results of Operations

Although we have generated revenues from our operations, we cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of an early stage business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies (See "Risk Factors", below). To become profitable and competitive over the long run, we must develop our business and marketing plan and execute such plan. Our management will attempt to secure financing through various means including borrowing and investment from institutions and private individuals.

For the three months ended November 30, 2012

There is little historical financial information about us upon which to base an evaluation of our performance since we were only formed on March 8, 2012. For the quarter ended November 30, 2012, we generated $6,022 of revenues from operations and had $19,359 of cost of revenues, due to $1,169 of processing fees and $18,190 of product costs. As such, the cost of the products we sold during the quarter was more than the revenue we generated from the sale of such products. In the same period, we incurred total selling, general and administrative costs and expenses of $34,045, depreciation and amortization of $1,000, and $1,875 of interest expense. For the quarter ended November 30, 2012, we had a net loss of $50,257.

For the six months ended November 30, 2012

For the six months ended November 30, 2012, we generated $19,041 of revenues from operations and had $46,147 of cost of revenues, due to $3,388 of processing fees and $42,759 of product costs. As such, the cost of the products we sold during the quarter was more than the revenue we generated from the sale of such products. In the same period, we incurred total selling, general and administrative costs and expenses of $65,234, depreciation and amortization of $2,667 and $3,750 of interest expense. For the six months ended November 30, 2012, we had a net loss of $98,757.

For the Period from March 8, 2012 (Inception) to November 30, 2012

For the period from March 8, 2012 (inception) through November 30, 2012, we generated $28,023 of revenues from operations and had $61,025 of cost of revenues, due to $4,297 of processing fees and $56,728 of product costs. As such, the cost of the products we sold during the period was more than the revenue we generated from the sale of such products. In the same period, we incurred total selling, general and administrative costs and expenses of $87,126, depreciation and amortization of $2,667, and $4,792 of interest expense. For the period from March 8, 2012 (Inception) to November 30, 2012, we had a net loss of $127,587.

Liquidity and Capital Resources

As of May 31, 2012

As of May 31, 2012, the Company had current assets of $21,967, comprised of cash and cash equivalents of $14,274, restricted cash of $7,067, and other current assets of $626. In addition, the Company had long term assets of $20,000, comprised of intangible assets of $20,000, associated with our websites and intellectual property. Restricted cash as of May 31, 2012, represents cash held by CC Bill as described below. Total liabilities, consisting solely of current liabilities were $57,547, comprised of outstanding notes payable of $50,000 (described below), bid deposits of $2,793, and accounts payable and accrued liabilities of $4,754. We had negative working capital of $35,580 and a deficit accumulated during the development stage of $28,830 as of May 31, 2012.

As of November 30, 2012

As of November 30, 2012, the Company had current assets of $5,063, comprised of cash and cash equivalents of $1,985, restricted cash of $2,438, and other current assets of $640. In addition, the Company had long term assets of $17,333, comprised entirely of intangible assets associated with our websites and intellectual property. Restricted cash as of November 30, 2012, represents cash held by CC Bill as described below. Total liabilities, consisting solely of current liabilities were $136,733, comprised of outstanding notes payable of $50,000 (described below), $50,000 of shareholder advances (described below), bid deposits of $2,786, and accounts payable and accrued liabilities of $33,947. We had negative working capital of $131,670 and a deficit accumulated during the development stage of $127,587 as of November 30, 2012.

The Company uses CC Bill, a third party payment processor, to accept electronic payments from customers when they purchase products on its website. The Company’s agreement with CC Bill provides that CC Bill charges an 8.95% processing fee on all transactions. They also hold 95% of the Company’s net cash for nine business days, and 5% of the Company’s cash for six months to defray the risk of potential voided transactions or charge backs. Currently, all of the Company’s revenue is processed through CC Bill.

Our arrangement with CC Bill serves to diminish our liquidity because we do not immediately receive cash when our customers process transactions. The fees that CC Bill charges also further diminish not only our liquidity, but also provide an additional layer of cost to all of our transactions. Over time, we plan to renegotiate our arrangement with CC Bill to provide us with lower processing fees and fewer delays in receiving our cash. If we are unable to do so, we may seek services from other payment processors. However, there can be no assurance that we will be successful in either renegotiating our terms of service with CC Bill, or establishing service with another third party payment processor.

Cash flows from Operating Activities

During the six months ended November 30, 2012 and for the period from March 8, 2012 (Inception) through November 30, 2012, the Company used cash in operating activities of $66,918 and $88,077, respectively. The use of cash for operating activities is predominantly attributed to our net loss offset by increases in accounts payable and accrued expenses.

Cash flows from Investing Activities

During the six months ended November 30, 2012, the Company was provided restricted cash of $4,629 in investing activities. For the period from March 8, 2012 (Inception) through November 30, 2012, the Company used cash of $22,438 in investing activities, which was due to $2,438 in restricted cash and $20,000 of purchase of intangible assets in connection with the purchase of GankIt.com assets.

Cash flows from Financing Activities

During the six months ended November 30, 2012, the Company was provided $50,000 of cash from financing activities, which was related to proceeds from shareholder advances. During the period from March 8, 2012 (Inception) through November 30, 2012, the Company was provided $112,500 of cash from financing activities, which was due to $75,000 of cash flows from the issuance of notes payable, $50,000 from shareholder advances (described below), $12,500 from the sale of common stock to the Company’s majority shareholder, offset by repayment of note of $25,000.

On March 29, 2012 a private investor advanced $25,000 to the Company. The advance accrued interest at a rate of 20%, was due and payable on March 29, 2013 and had no collateral. On April 11, 2012, the advance was repaid in full.

Capital Requirements

On April 17, 2012, we sold 12.5 million shares of our common stock to Clark Rohde for $12,500 in cash. As of the date of this filing, Mr. Rohde is our majority shareholder and owns 62.5% of the Company.

On April 11, 2012, we signed a promissory note with Hillsmere S.A. in the amount of $50,000. The note bears interest at a rate of 15% per annum and becomes due on April 10, 2013. Additionally, the note is collateralized by a security interest over substantially all of our assets and we do not currently have sufficient funds to repay the note.

On July 16, 2012, the Company received an advance from its President and CEO (the Shareholder Advance) in the amount of $25,000. Additionally, on September 10 and December 20, 2012, the Company received additional advances from its President and CEO each in the amount of $25,000. The advances are unsecured, non-interest bearing, and have no specific terms for repayment.

We will need to raise additional capital to fully develop our business plan. We believe we must raise an additional $800,000 to pay for expenses associated with our development over the next 24 months. $300,000 will be used to finance anticipated activities during Phase One of our development plan, and $500,000 will be used to finance anticipated activities during Phase Two of our development plan as described in greater detail in our Plan of Operations, above.

The Company plans to use the proceeds from its offering and other future financings to implement an aggressive online marketing and advertising campaign to drive traffic to the website. The Company expects that once the website receives a critical mass of users who participate in the auctions, the auctions can become profitable.

The Company is in the process of soliciting investors to subscribe to its registered offering of common stock. In addition to the proceeds raised in connection with the sale of registered common stock, the company anticipates issuing additional debt and equity to raise cash. At this time the company has not identified sources for additional funding.

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Note 2 of our financial statements.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4:	CONTROLS AND PROCEDURES

Our principal executive officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our principal executive officer as appropriate, to allow for timely decisions regarding required disclosure as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to a lack of segregation of duties and an absence of written policies and procedures for accounting and financial reporting.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 1A: RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Registration Statement on Form S-1/A (Amendment No. 5), filed with the Commission on November 14, 2012, and investors are encouraged to review such risk factors prior to making an investment in the Company.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three month period ended November 30, 2012.

ITEM 6:	EXHIBITS

Exhibit No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS++	XBRL Instance Document

101.SCH++	XBRL Taxonomy Extension Schema Document

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB++	XBRL Taxonomy Extension Label Linkbase Document

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

++  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GankIt Corporation

By:	/s/ John Arnold
John Arnold
Chairman of the Board and CEO
(Principal Executive Officer and
Principal Accounting Officer)

Date:  January 11, 2013

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS++	XBRL Instance Document

101.SCH++	XBRL Taxonomy Extension Schema Document

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB++	XBRL Taxonomy Extension Label Linkbase Document

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

++  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.