Form 10-Q
period 2013-02-28
Gankit Corp
filed 2013-04-03
CIK 1552979

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2013

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
Yes ☐       No ☑

There were 20,000,000 shares of the registrant’s common stock issued and outstanding as of April 2, 2013, which does not include 10,000,000 shares of common stock which have been subscribed for as of the date of this filing pursuant to the registrant’s Form S-1 Registration Statement, which subscriptions have not been accepted to date, and which shares have therefore not been issued to date.

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

GANKIT CORPORATION
FINANCIAL STATEMENTS ON FORM 10-Q
AS OF AND FOR THE NINE MONTHS ENDED FEBRUARY 28, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GANKIT CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	February 28, 2013 (Unaudited)	May 31, 2012

ASSETS
Cash and cash equivalents	$12,224	$14,274
Restricted cash	479	7,067
Prepaid expenses and other current assets	351	626
Total current assets	13,054	21,967

Intangible assets, net	16,333	20,000
Total non-current assets	16,333	20,000

TOTAL ASSETS	$29,387	$41,967

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses	$18,145	$4,754
Accounts payable, related party	28,000	-
Stock payable	1,500	-
Bid deposits	1,636	2,793
Shareholder advances	100,500	-
Note payable	50,000	50,000
Total current liabilities	199,781	57,547

TOTAL LIABILITIES	199,781	57,547

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value; 100,000,000 shares authorized, 20,000,000 issued and outstanding at February 28, 2013 and May 31, 2012	2,000	2,000
Additional paid in capital	11,250	11,250
Deficit accumulated during the development stage	(183,644)	(28,830)

TOTAL STOCKHOLDERS' DEFICIT	(170,394)	(15,580)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$29,387	$41,967

The accompanying notes are an integral part of these financial statements.

GANKIT CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended February 28, 2013	Nine Months Ended February 28, 2013	March 8, 2012 (Inception) to February 28, 2013

REVENUES
Revenue	$1,094	$20,135	$29,117
TOTAL REVENUES	1,094	20,135	29,117

COST OF REVENUES
Processing fees	676	4,064	4,973
Products	3,206	45,965	59,934
Total cost of revenues	(3,882)	(50,029)	(64,907)

Gross loss	(2,788)	(29,894)	(35,790)

OPERATING EXPENSES
General and administrative expenses	50,394	115,628	137,521
Depreciation and amortization	1,000	3,667	3,667
Total operating expenses	(51,394)	(119,295)	(141,188)

Net loss from operations	(54,182)	(149,189)	(176,978)

OTHER EXPENSE
Interest expense	1,875	5,625	6,666
Total other expenses	(1,875)	(5,625)	(6,666)

Net loss	$(56,057)	$(154,814)	$(183,644)

Net loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding – basic and diluted	20,000,000	20,000,000

The accompanying notes are an integral part of these financial statements.

GANKIT CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended February 28, 2013	March 8, 2012 (Inception) through February 28, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(154,814)	$(183,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	750
Depreciation and amortization	3,667	3,667
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	275	(351)
Accounts payable and accrued expenses	13,391	18,145
Accounts payable, related party	28,000	28,000
Stock payable	1,500	1,500
Bid deposits	(1,157)	1,636
Net cash used in operating activities	(109,138)	(130,297)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	6,588	(479)
Purchase of intangible assets	-	(20,000)
Net cash provided by (used in) investing activities	6,588	(20,479)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	-	12,500
Proceeds from shareholder advances	100,500	100,500
Proceeds from notes payable	-	75,000
Principal payments on notes payable	-	(25,000)
Net cash provided by financing activities	100,500	163,000

Net change in cash and cash equivalents	(2,050)	12,224
Cash and cash equivalents, beginning of period	14,274	-
Cash and cash equivalents, end of period	$12,224	$12,224

The accompanying notes are an integral part of these financial statements.

GANKIT CORPORATION
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

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

General

GankIt was incorporated in Nevada on March 8, 2012.  The Company launched its e-commerce website in May of 2012 and currently has over 5,000 members. GankIt sells a multitude of consumer products including electronics, appliances, clothing, accessories, sporting goods, gift cards and more. The Company procures most of its products from Amazon.com, and drop-ships the items directly from Amazon.com to the customer. The Company's corporate headquarters are located in Houston, Texas and its fiscal year-end is May 31.

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

Note 2.  Going Concern

The Company realized a loss of $56,057 and $154,814 for the three and nine months ended February 28, 2013, respectively. For the period from March 8, 2012 to February 28, 2013, the Company incurred a loss of $183,644. As a result, the Company does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

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

Note 3.  Note Payable

On April 11, 2012, GankIt signed a promissory note with Hillsmere S.A. in the amount of $50,000. The note bears interest at a rate of 15%, and becomes due and payable on April 10, 2013 and is collateralized by all of the assets of the Company.  As of February 28, 2013, the principal balance was $50,000 and accrued interest expense was $6,667.

Note 4.  Stock Payable

On November 14, 2012, the Company filed an amended Registration Statement on Form S-1/A with the Securities and Exchange Commission (“SEC”). The S-1/A covers an offering of 10,000,000 shares of the Company’s common stock.  The offering price was $0.01 per share.  On November 28, 2012 the Registration Statement was declared effective by the SEC. During the nine months ended February 28, the Company received $1,500 in cash pursuant to the offering. As of February 28, 2013, the Company has not executed the subscription agreement or issued a stock certificate to the investor.

Note 5.  Concentrations

The Company currently purchases approximately 90% of its products from Amazon.com, which presents a risk to the business. In the event that Amazon.com increases its prices or refuses to sell products to the Company, business operations could be adversely affected.

Note 6.  Related-Party Transactions

Clark Rohde, the Company's majority shareholder, was paid $6,900 and $20,160 for contract labor for the three and nine months ended February 28, 2013, respectively. For the period from March 8, 2012 to February 28, 2013, Mr. Rohde was paid $22,820 for contract labor. Work performed was primarily related to product listings, order processing, shipping and fulfillment, and customer service.

During the nine months ended February 28, 2013, the Company received $100,500 in advances from its President and CEO.  The advances are unsecured, non-interest bearing, and have no specific terms for repayment.

The President and CEO of the Company was paid $35,000 for salaries for the nine months ended February 28, 2013.  Accounts payable, related party is the salary earned but not yet paid of $28,000 at February 28, 2013.

Note 7.  Subsequent Events

In March of 2013, the Company received gross proceeds of $98,500 in connection with its stock offering as described in its amended Registration Statement filed on Form S-1/A. As of the date of this report, the Company has not executed subscription agreements nor issued stock certificates to these investors. In February and March of 2013, the company received a total of $100,000 from investors. The Company plans to review the subscription documents, and if accepted, the offering will be fully subscribed and closed to further investment. The Company intends to use the proceeds from accepted subscriptions to the offering as described in its prospectus filed with the SEC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Anticipated Milestone	Estimated Budget

PHASE ONE ( 0 to 12 months)
Purchase product inventory	$100,000
Initiate sales and marketing efforts	25,000
Management and administration	100,000
Financial and legal compliance	25,000
Additional working capital	50,000
Total Phase One	300,000

PHASE TWO ( 12 to 24 months)
Purchase additional product inventory	100,000
Advertising	175,000
Management and administration	150,000
Financial and legal compliance	25,000
Additional working capital	50,000
Total Phase Two	500,000

TOTAL PHASE ONE AND TWO	$800,000

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

Three Months Ended February 28, 2013

For the three months ended February 28, 2013, we generated $1,094 of revenues from operations and had $3,882 of cost of revenues:  $676 of processing fees and $3,206 of product costs. As such, the cost of the products we sold during the quarter was more than the revenue we generated from the sale of such products. In the same period, we incurred total selling, general and administrative costs and expenses of $50,394, depreciation and amortization expense of $1,000, and $1,875 of interest expense. For the quarter ended February 28, 2013, we had a net loss of $56,057.

Nine Months Ended February 28, 2013

For the nine months ended February 28, 2013, we generated $20,135 of revenues from operations and had $50,029 of cost of revenues: $4,064 of processing fees and $45,965 of product costs. As such, the cost of the products we sold during the period was more than the revenue we generated from the sale of such products. In the same period, we incurred total selling, general and administrative costs and expenses of $115,628, depreciation and amortization expense of $3,667 and $5,625 of interest expense. For the nine months ended February 28, 2013, we had a net loss of $154,814.

For the Period from March 8, 2012 (Inception) to February 28, 2013

For the period from March 8, 2012 (inception) through February 28, 2013, we generated $29,117 of revenues from operations and had $64,907 of cost of revenues:  $4,973 of processing fees and $59,934 of product costs. As such, the cost of the products we sold during the period was more than the revenue we generated from the sale of such products. In the same period, we incurred total selling, general and administrative costs and expenses of $137,521, depreciation and amortization expense of $3,667, and $6,666 of interest expense. For the period from March 8, 2012 (Inception) to February 28, 2013, we had a net loss of $183,644.

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

As of February 28, 2013

As of February 28, 2013, the Company had current assets of $13,054, comprised of cash and cash equivalents of $12,224, restricted cash of $479, and other current assets of $351. In addition, the Company had long term assets of $16,333, comprised entirely of intangible assets associated with our websites and intellectual property, with an historical cost of $20,000, less accumulated amortization of $3,667. Restricted cash as of February 28, 2013, represents cash held by CC Bill as described below. Total liabilities, consisting solely of current liabilities were $199,781, comprised of outstanding notes payable of $50,000 (described below), $100,500 of shareholder advances (described below), bid deposits of $1,636, stock payable of $1,500, accounts payable related party of $28,000 related to the accrued salary of our CEO, and accounts payable and accrued liabilities of $18,145. We had negative working capital of $186,727 and a deficit accumulated during the development stage of $183,644 as of February 28, 2013.

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

In March of 2013, the Company received gross proceeds of $98,500 in connection with its stock offering as described in its amended Registration Statement filed on Form S-1/A. As of the date of this report, the Company has not executed subscription agreements nor issued stock certificates to these investors. In February and March of 2013, the company received a total of $100,000 from investors. The Company plans to review the subscription documents, and if accepted, the offering will be fully subscribed and closed to further investment. The Company intends to use the proceeds from accepted subscriptions to the offering as described in its prospectus filed with the SEC.

Cash Flows from Operating Activities

During the nine months ended February 28, 2013 and for the period from March 8, 2012 (Inception) through February 28, 2013, the Company used cash in operating activities of $109,138 and $130,297, respectively. The use of cash for operating activities is predominantly attributed to our net loss offset by increases in accounts payable and accrued expenses.

Cash Flows from Investing Activities

During the nine months ended February 28, 2013, the Company was provided restricted cash of $6,588 in investing activities. For the period from March 8, 2012 (Inception) through February 28, 2013, the Company used cash amounting to $20,479 in investing activities, which was due to $479 in restricted cash and $20,000 for the purchase of acquiring GankIt.com assets.

Cash Flows from Financing Activities

During the nine months ended February 28, 2013, the Company was provided $100,500 of cash from financing activities, all of which was proceeds from shareholder advances. During the period from March 8, 2012 (Inception) through February 28, 2013, the Company was provided $163,000 of cash from financing activities:  $75,000 of proceeds from the issuance of notes payable, $100,500 from shareholder advances (described below), and $12,500 from the sale of common stock to the Company’s majority shareholder, offset by repayment of note of $25,000.

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

During the nine months ended February 28, 2013, the Company received an advance from its President and CEO in the amount of $100,500. The advances are unsecured, non-interest bearing, and have no specific terms for repayment.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

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

Change in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Registration Statement on Form S-1/A (Amendment No. 5), filed with the Commission on November 14, 2012, and investors are encouraged to review such risk factors prior to making an investment in the Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the nine month period ended February 28, 2013.

Use of Proceeds From Sale of Registered Securities

Our Registration Statement on Form S-1 (Reg. No. 333-182761) in connection with the sale by us of up to 10 million shares of common stock for $0.01 per share, was declared effective by the SEC on November 28, 2012. We filed a final Rule 424(b)(3) prospectus relating to the offering on January 7, 2013. During the nine months ended February 28, 2013, the Company received $1,500 in connection with the sale of 150,000 shares of common stock and subsequent to February 28, 2013, we received an additional $98,500 in cash in connection with the sale of 9,850,000 shares of common stock in connection with the offering.  As of the date of this report, we have not yet accepted the subscriptions related to the investments described above, nor issued the shares of common stock issuable in connection with such subscriptions.

No payments for our expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates with the funds raised in the offering, which funds we have not yet officially accepted or used to date.

There has been no material change in the planned use of proceeds from our offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

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

Date:  April 2, 2013