Form 10-K
period 2013-05-31
Gankit Corp
filed 2013-08-29
CIK 1552979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

For the fiscal year ended May 31, 2013

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission File Number 333-182761

GANKIT CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada	38-3870905
(State or Other Jurisdiction	(IRS Employer Identification #)
of Organization)

5201 Memorial Drive, Suite 1115
Houston, Texas 77007
(Address of principal executive offices)

Registrant's telephone number, including area code: (713) 510-3559

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ]
Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 31, 2012 was $0 as there was no public market for the registrant’s common stock.

The number of shares of the registrant’s common stock outstanding as of August 29, 2013: 30,000,000.

IMPORTANT INFORMATION REGARDING THIS FORM 10-K

Unless otherwise indicated, references to “we,” “us,” and “our” in this Annual Report on Form 10-K refer to Gankit Corporation.

Readers should consider the following information as they review this Annual Report:

Forward-Looking Statements

The statements contained or incorporated by reference in this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements.  Forward-looking statements include any statement that may project, indicate or imply future results, events, performance or achievements.  The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expect,” “may,” “will,” “should,” “intend,” “plan,” “could,” “estimate” or “anticipate” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

Given the risks and uncertainties relating to forward-looking statements, investors should not place undue reliance on such statements.  Forward-looking statements included in this Annual Report on Form 10-K speak only as of the date of this Annual Report on Form 10-K and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such expectations may prove to have been incorrect.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

Except to the extent required by applicable securities laws, we expressly disclaim any obligation or undertakings to release publicly any updates or revisions to any statement or information contained in this Annual Report on Form 10-K, including the forward-looking statements discussed above, to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement or information is based.

GANKIT CORPORATION

PART 1

Item 1.  Business

GankIt Corporation ("GIC" or the “Company”) was incorporated in the state of Nevada on March 8, 2012, with a fiscal year end of May 31. We are an e-commerce business focused on selling a diverse set of products through our website that can either be won through a bidding process or purchased at a discount to the suggested retail price. On March 30, 2012 the Company purchased the web site domain and content, trademarks, and all intellectual property related to GankIt.com from John Arnold for $20,000. Mr. Arnold serves as the sole officer and director of GIC. On May 4, 2012, we launched our website, Gankit.com, and began accepting payments.  The information on, or that may be accessed through, our website is not incorporated by reference into this report and should not be considered a part of this report.

We have developed and continue to develop a robust e-commerce website that will offer a wide selection of retail products such as electronics, appliances, furniture, home furnishings, equipment and tools, toys, gift cards, automobiles and more. However, as our business is in its early stages of development, we intend to initially focus on selling products with an average price point under $500. Over the next year, we will likely focus on selling consumer electronics such as televisions, music players, video players, computers, tablet computers, cameras, phones, and various accessories. Provided that our business obtains additional financing, we intend to diversify our product mix to add other products.

Our business model is different from conventional retail websites in that we offer our users the opportunity to either bid-to-win a product or purchase a product immediately. All of our products can be obtained either by winning a bidding auction or purchasing the product for the "GankIt price” (as described below). When users visit our website, they have the option to sign up for a free membership. Users must become a member before purchasing bids or "ganking" an item. Members may only participate in the bidding process of an auction if they have purchased bids. If they are interested in bidding to win products, they can purchase bundles of bids for a fixed cost. Our bids presently sell for $0.55 per bid, and the minimum purchase is $22 or 40 bids.  The bids are valid for up to six months from the date of purchase, after which they expire and are not able to be used in auctions.  However, if users simply want to purchase a product, users can click on the GankIt button, and proceed to checkout without buying bids.  We generate revenues both from users’ purchase of “bids” and the purchase price of the auction, as described below in greater detail.

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

During the course of an auction, members compete to "win" an item (i.e., to be the last bidder when the auction closes and be provided the right to purchase the item auctioned for the final bid price). "Winning an item" means the member is able to purchase the item won at the final bid price, usually a steep discount to the retail price. Each auction competition is for one item only so there is only one “winner” of each auction. However, while bids are being placed on the auctioned item, we also offer additional identical items, as are being offered in the auction for sale, at a specified price which we call the “GankIt Price.” These items are separate from the item being auctioned and do not affect the auction process.  However bidding which occurs during the auction does affect the “GankIt Price.” With each bid placed, the GankIt Price (which usually begins at the retail price of the product) decreases by $0.10. Once an item is "ganked" by a user (i.e., once a user decides to purchase the item at the then “GankIt Price”), the “GankIt Price” resets to the original retail price and a new item is offered for sale at the “GankIt Price.” An auction may result in many "ganks", while ultimately only one item will be “won” by a user at the end of the auction.

In order to understand how we generate revenues, please consider the following example. If an auction for an Apple iPad sells for $20.01, a total of 2,000 bids will have been placed on that auction each with a value of $0.55 (2,000 x $0.01 + the initial $0.01 opening bid equals $20.01). From the auction alone we would collect $1,100 from bids used ($0.55 per bid purchased x 2,000), $20.01 from the purchase of the auction and $6.00 for shipping, or $1,126.01 in aggregate.  Assuming the Apple iPad had a cost to us of $500 and a $6 shipping cost, we would generate net revenue of approximately $620.01 from the sale of that one auction product (which net revenue is decreased by GankIt sales as described below). Additionally, during the course of the auction the GankIt Price decreases with each bid until someone "ganks" the item.  In the example above, assuming no one has previously “ganked” the Apple iPad, the price would have decreased from $500 to $300 (2,000 x $0.10 per bid decrease in the GankIt price).  Although we are selling the same product we are auctioning with a GankIt sale, the ganked item is separate from the auctioned item above and treated as a separate purchase. Assuming someone purchases the Apple iPad at the $300 GankIt price, we realize $300 from the GankIt purchase and an additional $6.00 for shipping.  Therefore, the total net revenue generated from the example above of the one auction and one GankIt sale (note that there can be more than one GankIt sale over the course of an auction because the GankIt price resets to the retail price whenever an item is “ganked”) would be $1,126.01 (as described above in connection with the auction), plus $306 minus an additional $500 for the Apple iPad sold through the GankIt process minus $6 for shipping the second Apple iPad sold equals $926.01. While we currently purchase the products that we offer for auction and sale at full retail value, our products are almost always sold at a discount to retail value. As such, we generate the majority of our revenues through users’ purchases of bids and not directly through the sale of products.

We expect our business plan to require at least three years of development before we have fully diversified product lines.  Until that time, and as we are developing business segments, we will have concentrations in certain areas.  For instance, as of the date of this report, many of our auctions focus on the sale of electronics.

Our Business Model and Website

GankIt.com uses "crowd sourcing", or the power of a collective group, to accomplish a common goal. In our case, the goal is to lower prices for users using an auctioning system where our members compete to win products. Registration for new users on the website is simple. To become a member, potential users need only to provide a user name, password, first name, last name, and an email address. Billing information is not collected from registered users until a financial transaction occurs.

Consumers can benefit from lower prices one of two ways. They can either out-bid other members and have the opportunity to purchase a product at a discount, or they can purchase the product immediately using our “GankIt Price” feature. Of course, there is risk involved in participating in the auction and not winning. However, there is also a large reward for the member(s) that do win. For members that don't want to take the risk of potentially losing money in an auction, our business model has something for them as well. With the “GankIt Price” feature, members have an opportunity to purchase products at a discount with no risk associated with bidding. When the price is lowered to an acceptable level, any member can simply click the GankIt button and proceed to checkout.

Our website also has a section called Last Call. These are items that carry a discounted purchase price. At the end of every auction, if the “GankIt Price” is lower than the suggested retail price and the product has not been purchased (which we call being “Ganked”), the item will be available for purchase in Last Call at the “GankIt Price” for up to 30 days. Each offer in Last Call is for a single product at a specified price. Although we typically run multiple auctions on certain products, we do not make general offers to sell multiple products at a set price. Therefore, if a member has purchased the product from Last Call, that offer is no longer available to other members. If a product is not purchased from Last Call within 30 days, the product will be removed from Last Call. As described below, we do not currently purchase products until they are sold, so even if a product is not sold after being placed in Last Call, it does not adversely affect our inventory.

The Company uses CC Bill, a third party payment processor, to accept electronic payments from our customers when they purchase products on our website. Our agreement with CC Bill provides that they charge us an 8.95% processing fee on all transactions. They also hold 95% of our net cash processed through their services for nine business days, and 5% of our cash processed through their services for six months to defray the risk of potential voided transactions or charge backs. When the respective holding periods have been fulfilled, CC Bill sends us a wire to our business checking account. Currently, all of our revenue is processed through CC Bill.

OUR PRODUCTS

We operate an e-commerce website that sells consumer products such as electronics, appliances, apparel, home furnishings, equipment, toys, gift cards, and more. We plan to initially focus on electronics and believe this to be beneficial for several reasons. First, electronics are unisex products and can appeal to both men and women. Second, we believe that consumers are generally comfortable purchasing electronics over the internet because they are fungible, commoditized products and feel confident that they will receive exactly what they ordered. Third, electronics typically carry favorable profit margins for retailers.

We currently offer products that are sold and delivered via drop-shipping. Drop-shipping is the retailing practice of sending items from a manufacturer or wholesaler directly to a consumer. Drop-shipping provides several benefits to our business. First, it allows us to offer a wider variety of products. Second, we incur fewer costs of warehousing, shipping and handling. Finally, by using drop shipping, we do not have to purchase large amounts of inventory, which requires placing sizable strain on cash flow and carries risk of unsold product resulting in losses.

We currently buy the majority of our products from Amazon.com after they have been purchased on our website. At this time, we purchase most of our products at retail price directly from Amazon.com’s website and through the purchase process have Amazon.com drop-ship (i.e., directly ship without first sending the product to us) the items to our customers at the addresses they provide. Our just-in-time procurement and drop-shipping model allows us to conserve cash that we would otherwise use for inventory, warehousing, and shipping as all of the warehousing, shipping and handling services are undertaken by and absorbed by Amazon.com. Although our cost of goods sold is higher as a result of this, we hope to gain purchasing power if and when our transaction volume increases. Should this occur, we plan to negotiate procurement agreements directly with product manufacturers and wholesalers.

At this time, we do not have an agreement with Amazon.com or any other supplier that guarantees that we can buy products from them at reasonable prices, or at all, or that such products will be timely shipped to users. Therefore, we cannot be ensured that Amazon.com will continue to sell its products to us or that we will be able to fulfill purchases that our customers make on our website through Amazon.com. In the event that we or Amazon.com are unable to fill an order for a customer, we would be forced to refund the purchase price to such user. In the event we were forced to refund a purchase it could result in a loss of consumer confidence and drive our customers to seek other alternatives. Therefore, we may seek to establish supplier contracts, purchase and store our own inventory in the future.  We currently hope to be in a position to purchase, store and ship our products to users directly by the end of 2013, funding permitting, of which there can be no assurance.

In addition to drop-shipping, moving forward, we plan to buy items that have favorable profit margins, and that are not too bulky or heavy in order to reduce shipping and handling costs. We anticipate purchasing new products that consumers will have the most interest in buying. We do not plan to sell technically obsolete or second-hand goods. All of the goods that we plan to sell will be delivered in their original packaging from the manufacturer, and we expect that most will also be furnished with warranties.

We plan to establish a balance between purchasing and warehousing our inventory, and using drop-shipping to market and sell products directly from manufacturers. In this way, we anticipate receiving the benefits of each while mitigating disadvantageous attributes. With an ideal combination of conventional retailing and drop-shipping, we believe we will be able to realize favorable profit margins while conserving cash flow and hedging against inventory losses from products that have slow or no turnover.

OUR OPERATIONS

Our corporate offices are located at 5201 Memorial Drive, Suite 1115, Houston, Texas 77007. We plan to store a small portion of our inventory at our corporate offices and outsource primary warehousing, fulfillment, and logistics to a third party provider or use drop-shipping as described above. We anticipate the average sales price of our initial products to be less than $500. We do not currently have any agreements in place with customers or suppliers providing assurances that they will purchase or sell products with us, respectively. There can be no guarantee that we will be able to secure such agreements or that we will be able to do so on terms favorable to us.

Business Plan Implementation Schedule

We have generated revenues and cash flow from our operations; however we will be unable to establish the remainder of our business plan until we are able to secure total financing of approximately $500,000 (including $100,000 which we have previously raised through the sale of common stock). There can be no assurance that sufficient financing will be available or available on suitable terms. We have not established a schedule for the completion of specific tasks or milestones contained in our business plan.  Virtually all aspects of our business plan are scalable in terms of size, quality, and effectiveness, and the timing of their execution must be concurrent or near concurrent and progressive over a 24 month period. We anticipate that we will require a total of $500,000 in order to begin to grow our business into a robust e-commerce website within a 24 month period.

BUSINESS STRATEGY

Our strategy is to market our website and grow our customer base while continuing to diversify into additional product lines to be sold on our website. Although the implementation of new products is dependent upon available funding, prevailing market conditions and specific business opportunities, our ultimate goal remains consistent in the creation of a robust e-commerce website that offers diversified products to our customers at a discount to suggested retail prices.

Our business model is dependent on creating a critical mass of users in order for our auction and GankIt functions to operate effectively. In order to do this, we intend to grow our business by focusing on intensive marketing and advertising efforts. In addition, we plan to increase the selection of our products as our number of users increases. We believe that this will encourage users to return to our website and participate in auctions and purchase additional products. By increasing the number and type of products we offer, we expect to achieve certain economies of scale and purchasing power with future suppliers. If our purchase orders become large enough, we will have a greater ability to negotiate with vendors to receive more favorable pricing and terms on our purchases.  In doing so, we hope to reduce the cost and/or increase our profit margins on our products to the end consumer.

We anticipate our website to be capable of selling hundreds of different types of products within three years from the date of this report, funding permitting. However, there is also no guarantee that we will ever be able to effectively execute our business plan of growing our e-commerce website.

SALES and MARKETING STRATEGY

We are currently running advertisements on local television networks (i.e., in Houston, Texas), with plans to expand into cable, satellite and other television media. Although our sales and marketing efforts are presently focused on television advertisements, we plan to augment our advertising campaigns with internet advertising.  We believe that internet advertising campaigns will be effective because people that view our ads, and have an interest in visiting our website, can immediately do so with one click of their computer mouse.

We anticipate using internet advertising such as contextual ads on search engine results pages, banner ads, social networking advertising, blogs and e-mail marketing to generate market awareness and increase our customer base. Should our brand become more established over time, we would consider using other conventional advertising media to augment our internet advertising campaigns. We also intend to advertise in industry trade journals and at industry events.

Another part of our marketing strategy is to consistently provide high quality products on our website. Offering fresh new products provides more reasons for our customer base to return to the site

We intend to market and sell products only through our website. Our web address is www.GankIt.com. Our website is an e-commerce website, and has been optimized to handle high volumes of traffic. However, we expect that we will be continuously upgrading the website to provide the most user-friendly and efficient interface possible. We also plan to consistently offer new, high-quality products which we expect will increase member activity and customer retention.

CHARACTERISTICS AND MAKE UP OF TARGET MARKET

Our initial target market area is the United States, and all of our sales and marketing efforts will be directed toward potential customers living in the United States. However, because the internet provides people from any country with the ability to purchase our products, our total market area includes the entire world. Nevertheless, due to shipping cost constraints, we expect that most of our business will occur in the United States and Canada.

BRAND RECOGNITION AND CHARACTERISTICS

E-commerce websites are characterized by many participants that offer very similar products. Most e-commerce websites focus on heavy marketing, brand recognition and quality service for differentiation. However, despite these efforts, the industry remains highly commoditized. Therefore, our strategy is to offer a buying experience that is unique to e-commerce websites. We believe that the combination of the auction and GankIt methods for buying our products will be a compelling feature of our business. By combining this unique customer interface with our marketing efforts, we believe that we can build a loyal customer base that returns to our website on a regular basis to participate in auctions and purchase GankIt products at discounts.

COMPETITION

The competition for all retail business as well as e-commerce business is intense. While our most direct competition results from other e-commerce websites, we also compete with conventional brick-and-mortar retail businesses, as well as companies that sell consumer products through catalogues.  Although we operate in a niche market with some esoteric components, many of our competitors have substantially more financial and operational resources than us. For instance, eBay, Amazon, QuiBids, and other penny auction sites have substantially more resources with which to operate.  In addition to online retailers, we also face intense competition from conventional brick-and-mortar retailers such as Best Buy, Home Depot, Macy's, and other retailers that sell consumer products.  Brick-and-mortar retailers may pose a substantial risk to our business by potentially offering lower prices, more convenience and better customer service.

We are competing against other e-commerce retailers and conventional retailers from a position of extreme disadvantage due to capital constraints, lack of operating history, limited brand recognition, very few barriers to entry for new participants, lack of contracts with suppliers, and limited operational and tangible assets with which to compete. The primary methods of competition in our industry include pricing tactics, offering quality products, building brand name recognition through effective sales and marketing campaigns, and establishing customer loyalty by providing superior customer service.

A list of some of the major e-commerce companies include:

•TigerDirect.com;
•Buy.com;
•Overstock.com;
•Sears.com;
•RadioShack.com;
•Walmart.com; and
•Target.com.

A list of some of the primary penny auction websites include:

•QuiBids.com;
•Beezid.com;
•Bidcactus.com;
•SkoreIt.com;
•Ziinga.com; and
•Arrowoutlet.com.

In addition to the above, there are a multitude of other companies which we will compete with.

EMPLOYEES AND EMPLOYMENT AGREEMENT

As of the date of this report, we have no employees other than Mr. Arnold, our sole officer and director, provided that our largest shareholder, Clark Rohde, provides consulting services to us from time to time pursuant to a verbal agreement between the parties, which we pay Mr. Rohde $980 every two weeks in connection with. Mr. Arnold works on our business approximately 40 hours per week.  On April 1, 2012 we signed an employment agreement with Mr. Arnold to serve as our President and Chief Executive Officer, which provides him with compensation of $7,000 per month, beginning when our registration statement, became effective with the SEC (November 28, 2012).   The employment agreement also provided for Mr. Arnold to be issued 7.5 million shares of common stock in consideration for services provided to the Company, which shares were issued on April 17, 2012.  The agreement continues in effect until either party provides the other of written notice of their intent to terminate the arrangement.

We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our sole director and officer.

In the early stages of our business, we intend to hire independent consultants to assist in its development and execution.

GOVERNMENT REGULATIONS

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations. We are subject to the laws and regulations of those jurisdictions in which we plan to sell our product, which are generally applicable to business operations, such as business licensing requirements, income taxes, sales taxes and payroll taxes. In general, the development and operation of our business is not subject to special regulatory and/or supervisory requirements.

Intellectual Property

On March 30, 2012, the Company purchased the web site domains GankIt.com and GanksterLoot.com (which currently forwards to GankIt.com), web content, trademarks, client lists, and all intellectual property related to GankIt.com from John Arnold for $20,000. Under this agreement, the Company purchased the rights to certain trademarks including "GankIt", "Gankster", "Butler Brawl", and "Gankanomics", of which only “Butler Brawl” is currently effective with the United States Patent and Trademark Office (Serial Number 8509645) as the other trademarks have been abandoned to date. The “Butler Brawl” federal trademark has a term expiring on March 29, 2021, provided that we can renew the mark indefinitely as long we continue to use the trademark. We are currently in the process of re-registering the abandoned trademarks “Gankit,” “Gankster,” and “Gankonomics.”

Jumpstart Our Business Startups Act

In April 2012, the Jumpstart Our Business Startups Act ("JOBS Act") was enacted into law. The JOBS Act provides, among other things:

•Exemptions for “emerging growth companies” from certain financial disclosure and governance requirements for up to five years and provides a new form of financing to small companies;

•Amendments to certain provisions of the federal securities laws to simplify the sale of securities and increase the threshold number of record holders required to trigger the reporting requirements of the Securities Exchange Act of 1934, as amended;

•Relaxation of the general solicitation and general advertising prohibition for Rule 506 offerings;

•Adoption of a new exemption for public offerings of securities in amounts not exceeding $50 million; and

•Exemption from registration by a non-reporting company of offers and sales of securities of up to $1,000,000 that comply with rules to be adopted by the SEC pursuant to Section 4(6) of the Securities Act and exemption of such sales from state law registration, documentation or offering requirements.

In general, under the JOBS Act a company is an “emerging growth company” if its initial public offering ("IPO") of common equity securities was effected after December 8, 2011 and the company had less than $1 billion of total annual gross revenues during its last completed fiscal year. A company will no longer qualify as an “emerging growth company” after the earliest of

(i) the completion of the fiscal year in which the company has total annual gross revenues of $1 billion or more,

(ii) the completion of the fiscal year of the fifth anniversary of the company's IPO;

(iii) the company's issuance of more than $1 billion in nonconvertible debt in the prior three-year period, or

(iv) the company becoming a "larger accelerated filer" as defined under the Securities Exchange Act of 1934, as amended.

The JOBS Act provides additional new guidelines and exemptions for non-reporting companies and for non-public offerings. Those exemptions that impact the Company are discussed below.

Financial Disclosure. The financial disclosure in a registration statement filed by an “emerging growth company” pursuant to the Securities Act of 1933, as amended, will differ from registration statements filed by other companies as follows:

(i) audited financial statements required for only two fiscal years (provided that “smaller reporting companies” such as the Company are only required to provide two years of financial statements);

(ii) selected financial data required for only the fiscal years that were audited (provided that “smaller reporting companies” such as the Company are not required to provide selected financial data as required by Item 301 of Regulation S-K); and

(iii) executive compensation only needs to be presented in the limited format now required for “smaller reporting companies”.

However, the requirements for financial disclosure provided by Regulation S-K promulgated by the Rules and Regulations of the SEC already provide certain of these exemptions for smaller reporting companies. The Company is a smaller reporting company. Currently a smaller reporting company is not required to file as part of its registration statement selected financial data and only needs to include audited financial statements for its two most current fiscal years with no required tabular disclosure of contractual obligations.

The JOBS Act also exempts the Company's independent registered public accounting firm from having to comply with any rules adopted by the Public Company Accounting Oversight Board ("PCAOB") after the date of the JOBS Act's enactment, except as otherwise required by SEC rule.

The JOBS Act further exempts an “emerging growth company” from any requirement adopted by the PCAOB for mandatory rotation of the Company's accounting firm or for a supplemental auditor report about the audit.

Internal Control Attestation. The JOBS Act also provides an exemption from the requirement of the Company's independent registered public accounting firm to file a report on the Company's internal control over financial reporting, although management of the Company is still required to file its report on the adequacy of the Company's internal control over financial reporting.

Section 102(a) of the JOBS Act exempts “emerging growth companies” from the requirements in §14A(e) of the Securities Exchange Act of 1934 for companies with a class of securities registered under the Securities Exchange Act of 1934, as amended, to hold shareholder votes for executive compensation and golden parachutes.

Other Items of the JOBS Act. The JOBS Act also provides that an “emerging growth company” can communicate with potential investors that are qualified institutional buyers or institutions that are accredited to determine interest in a contemplated offering either prior to or after the date of filing the respective registration statement. The JOBS Act also permits research reports by a broker or dealer about an “emerging growth company” regardless of whether such report provides sufficient information for an investment decision. In addition the JOBS Act precludes the SEC and FINRA from adopting certain restrictive rules or regulations regarding brokers, dealers and potential investors, communications with management and distribution of  research reports on the “emerging growth company’s” IPOs.

Section 106 of the JOBS Act permits “emerging growth companies” to submit registration statements under the Securities Act of 1933, as amended, on a confidential basis provided that the registration statement and all amendments thereto are publicly filed at least 21 days before the issuer conducts any road show. This is intended to allow “emerging growth companies” to explore the IPO option without disclosing to the market the fact that it is seeking to go public or disclosing the information contained in its registration statement until the company is ready to conduct a roadshow.

Election to Opt Out of Transition Period. Section 102(b)(1) of the JOBS Act exempts “emerging growth companies” from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act of 1933, as amended, registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standard.

The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of the transition period.

Research and Development

We do not currently have any research activities in progress. We anticipate developing our e-commerce site to host a larger number of auctions over time, and to provide infrastructure to support potential spikes in website traffic. We expect to handle most of the programming work in-house. However, should the website grow rapidly, we may hire additional employees or contractors to provide technical support to the website. We may also have a need to purchase additional hardware to support future growth.

Item 1A.  Risk Factors

Our business involves a high degree of risk. The following risk factors should be considered carefully in addition to the other information contained in this Form 10-K.

Risks Related to Our Business

We Are An Early Stage Company, Our Business Is Evolving And Our Business Prospects Are Difficult To Evaluate.

We are an early stage company with a limited operating history. We have a limited operating history that you can rely on in evaluating the Company. Our prospects must be carefully considered in light of our history, our high capital costs, our exposure to operating losses and the other risks, uncertainties and difficulties that are typically encountered by companies that are implementing new business models. Some of the principal risks and difficulties we expect to encounter include our ability to:

•	Raise substantial capital to finance our planned expansion, together with the losses we may incur in our early stage of development;
•	Develop new products at the cost and on the timetable we project. We may encounter unexpected technical and legal challenges that may delay our implementation time line and/or increase our costs;
•	Develop, implement and maintain systems to ensure compliance with a variety of governmental and quasi-governmental rules, regulations and policies;
•	Adapt and successfully execute our rapidly evolving and inherently unpredictable business plan and respond to competitive developments and changing market conditions; and
•	Attract, retain and motivate qualified personnel.

Because of our lack of operating history and our early stage of development, we have limited insight into trends and conditions that may exist or might emerge and affect our business. There is no assurance that our business strategy will be successful or that we can or will successfully address these risks.

We Will Need To Raise Additional Capital To Continue Our Business Operations.

We need to raise $400,000 (in addition to the $100,000 already raised) to implement our business plan over the next 24 months. On May 31, 2013, we had $23,998 cash on hand. If we are unable to obtain additional financing, our future growth, if any, could be impaired.  If we fail to raise additional funding in the future, we may not have enough money to pay our legal and accounting expenses and we could be forced to curtail or abandon our business plan, causing our securities to become worthless.  Additionally, even if we do raise additional funding, there can be no assurance that additional capital from outside sources will be available for our marketing and future growth, if any, or if such financing is available, that it will not involve issuing securities senior to our common stock or equity financings which are dilutive to holders of our common stock.  In addition, in the event we do not raise additional capital, we may be limited in our ability to grow our Company.

The Repayment Of Our $50,000 Notes Payable Is Secured By A Security Interest In Substantially All Of Our Assets.

On April 11, 2012, a private investor loaned us $50,000 which was evidenced by a promissory note.  The note was originally due on April 10, 2013, but was extended until April 4, 2014, and accrues interest at the rate of 15% per annum.  In the event default occurs under the note, the interest rate increases to 25%, or the highest rate permitted by applicable law. The note is secured by a security interest in substantially all of our assets and we do not currently have sufficient funds to repay the note.  If we default on the repayment of the note, the holder thereof may enforce the security interest over the assets of the Company, which if enforced could leave us without any assets, and as a result, we could be forced to curtail or abandon our current business plans and operations. If that were to happen, the value of our shares may decline or become worthless.

The recently enacted JOBS Act will allow us to postpone the date by which we must comply with certain laws and regulations and to reduce the amount of information provided in reports filed with the SEC. We cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.

We are and we will remain an "emerging growth company" until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed a "large accelerated filer" (with at least $700 million in public float) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). For so long as we remain an "emerging growth company" as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" as described in further detail in the risk factors below. We cannot predict if investors will find our common stock less attractive because we will rely on some or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. If we avail ourselves of certain exemptions from various reporting requirements, as is currently our plan, our reduced disclosure may make it more difficult for investors and securities analysts to evaluate us and may result in less investor confidence.

The Company's election not to opt out of JOBS Act extended accounting transition period may not make its financial statements easily comparable to other companies.

Pursuant to the JOBS Act, as an “emerging growth company”, the Company can elect to opt out of the extended transition period for any new or revised accounting standards that may be issued by the Public Company Accounting Oversight Board (PCAOB) or the SEC. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an “emerging growth company”, can adopt the standard for the private company. This may make a comparison of the Company's financial statements with any other public company which is not either an “emerging growth company” nor an “emerging growth company” which has opted out of using the extended transition period difficult or impossible as possible different or revised standards may be used.

The recently enacted JOBS Act will also allow the Company to postpone the date by which it must comply with certain laws and regulations intended to protect investors and to reduce the amount of information provided in reports filed with the SEC.

The recently enacted JOBS Act is intended to reduce the regulatory burden on “emerging growth companies”. The Company meets the definition of an “emerging growth company” and so long as it qualifies as an “emerging growth company,” it will, among other things:

•
be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

•
be exempt from the "say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the "say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of The Dodd–Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and certain disclosure requirements of the Dodd-Frank Act relating to compensation of Chief Executive Officers;

•
be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934, as amended and instead provide a reduced level of disclosure concerning executive compensation; and

•	be exempt from any rules that may be adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

Although the Company is still evaluating the JOBS Act, it currently intends to take advantage of all of the reduced regulatory and reporting requirements that will be available to it so long as it qualifies as an “emerging growth company”. The Company has elected not to opt out of the extension of time to comply with new or revised financial accounting standards available under Section 102(b)(1) of the JOBS Act. Among other things, this means that the Company's independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of the Company's internal control over financial reporting so long as it qualifies as an “emerging growth company”, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an “emerging growth company”, the Company may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers, which it would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate the Company. As a result, investor confidence in the Company and the market price of its common stock may be adversely affected.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company”, at such time as we cease being an “emerging growth company”, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”.  Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; are not required to conduct say-on-pay and frequency votes until annual meetings occurring on or after January 21, 2013; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.  Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

Our Business And The Success Of Our Services Could Be Harmed If We Are Unable To Establish And Maintain A Brand Image.

We believe that establishing a brand is critical to achieving acceptance of our services and to establishing key strategic relationships. As a new company with a new brand, we believe that we have little to no brand recognition with the public. We may experience difficulty in establishing a brand name that is well-known and regarded, and any brand image that we may be able to create may be quickly impaired. The importance of brand recognition will increase when and if our competitors create services that are similar to our services. Even if we are able to establish a brand image and react appropriately to changes in customer preferences, customers may consider our brand image to be less prestigious or trustworthy than those of our larger competitors. Our results of operations may be affected in the future from our brand image.

Our Processing, Storage, Use And Disclosure Of Personal Data Will Expose Us To Risks Of Internal Or External Security Breaches And Could Give Rise To Liabilities As A Result Of Governmental Regulation, Conflicting Legal Requirements Or Differing Views Of Personal Privacy Rights.

The security of data when engaging in electronic commerce is essential in maintaining consumer and supplier confidence in our services. Substantial or ongoing security breaches whether instigated internally or externally on our systems or other internet based systems could significantly harm our future business. It is possible that advances in computer circumvention capabilities, new discoveries or other developments, including our own acts or omissions, could result in a compromise or breach of customer transaction data.

We cannot guarantee that our security measures will prevent security breaches or attacks. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could steal customer information or transaction data, proprietary information or cause significant interruptions in our operations. For instance, from time to time, companies have experienced “denial-of-service” type attacks that have made portions of websites slow or unavailable for periods of time.  We may need to expend significant resources to protect against security breaches or to address problems caused by breaches, and reductions in website availability and response time could cause loss of substantial business volumes during the occurrence of any such incident.  Security breaches could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. Security breaches could also cause customers and potential customers to lose confidence in our security, which would have a negative effect on the value of our brand.

We also face risks associated with security breaches affecting third parties conducting business over the Internet. Consumers generally are concerned with security and privacy on the Internet, and any publicized security problems could inhibit the growth of the Internet and, therefore, our services as a means of conducting commercial transactions.  Additionally, security breaches at third parties such as supplier or distributor systems upon which we may rely could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions.

In our processing transactions, we will receive and store a large volume of personally identifiable data.  We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations and financial condition.

We May Not Be Able To Keep Up With Rapid Technological And Other Changes.

The markets in which we will compete are characterized by rapidly changing technology, evolving industry standards, consolidation, frequent new service announcements, introductions and enhancements and changing consumer demands. We may not be able to keep up with these rapid changes. In addition, these market characteristics are heightened by the emerging nature of the internet. As a result, our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to continually improve the performance, features and reliability of our service in response to competitive service offerings and the evolving demands of the marketplace. In addition, the widespread adoption of new internet, networking or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our services or infrastructure.

More Individuals Are Using Non-Pc Devices To Access The Internet, And Our Website May Not Be Accepted By Such Users.

The number of individuals who access the internet through devices other than a personal computer, such as personal digital assistants and mobile telephones, has increased dramatically. Our website is designed for rich, graphic environments such as those available on desktop and laptop computers. The lower resolution, functionality and memory associated with alternative devices currently available may make access of our website through such devices difficult. If consumers find our website difficult to access through alternative devices, we may fail to capture a sufficient share of an increasingly important portion of the market for online services and may fail to attract both advertisers and web traffic.

Our Website May Encounter Technical Problems and Service Interruptions.

Our website may in the future experience slower response times or interruptions as a result of increased traffic or other reasons. These delays and interruptions resulting from failure to maintain Internet service connections to our site could frustrate visitors and reduce our future web site traffic, which could have a material adverse effect on our business.

We Do Not Know The Exact Development And Operating Costs Of Our E-Commerce Website.

We have operated our e-commerce website for a limited period of time, and therefore, we do not know the exact costs involved with scaling-up and managing the operations of our business. We expect to incur capital expenses and operational expenses in connection with the further development of the website as described in the “Use of Proceeds” and “Management Discussion and Analysis” sections of this report. Although we have forecasted what we believe are fair assumptions about the costs associated with operating our website, initial operations and growing our business, this assumption may prove to be false, and the actual costs may be higher than anticipated.  In the case of higher than expected costs to develop and operate our website(s), we may not be able to operate profitably in the market place. If we are unable to successfully create profitable websites, we will have to cease our operations, which may result in the value of our securities becoming worthless.

Our Lack Of An Operating History Gives No Assurance That Our Future Operations Will Result In Material Revenues, Which Could Result In The Suspension Or End Of Our Operations.

We were incorporated on March 8, 2012, and although we have realized minimal operating revenues to date, we have very little operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate revenues in excess of our expenses in the future.

Based upon current plans, we expect to incur operating losses in future periods because we will likely incur expenses that exceed our revenues. We cannot guarantee that we will be successful in generating a profit in the future. Failure to generate a profit may cause us to go out of business.

We Are A New Company With A Limited Operating History And We Face A High Risk Of Business Failure.

We are a development stage company formed recently to carry out the activities described in this report and thus have only a limited operating history upon which an evaluation of our prospects can be made. We were incorporated on March 8, 2012, and to date have been involved primarily in the development of our business plan and early-stage operations. Because we have a limited operating history there is little internal or industry-based historical financial data upon which to estimate our planned operating expenses.

We expect that our results of operations may also fluctuate significantly in the future as a result of a variety of market factors including, among others, the entry of new competitors; the availability of motivated and qualified personnel; the initiation, renewal or expiration of our customer base; pricing changes by the Company or its competitors, specific economic conditions in retail markets and general economic conditions. Accordingly, our future sales and operating results are difficult to forecast.

Adverse Developments In The Global Economy Restricting The Credit Markets May Materially And Negatively Impact Our Business.

The recent downturn in the world's major economies and the constraints in the credit markets have heightened or could continue to heighten a number of material risks to our business, cash flows and financial condition, as well as our future prospects. Continued issues involving liquidity and capital adequacy affecting lenders could affect our ability to access credit facilities or obtain debt financing and could affect the ability of lenders to meet their funding requirements when we need to borrow. Further, in the uncertain event that a public market for our stock develops, the volatility in the equity markets may make it difficult in the future for us to access the equity markets for additional capital at attractive prices, if at all. The recent credit crisis in other countries, for example, and concerns over debt levels of certain other European Union member states, has increased volatility in global credit and equity markets. If we are unable to obtain credit or access capital markets, our business could be negatively impacted. For example, we may be unable to raise all or a portion of the $500,000 that we estimate we will require to execute Phases I and II of our business plan, as described in greater detail below under “Plan of Operations”.

Because We Are Small And Do Not Have Much Capital, We Must Limit Our Marketing Activities. As A Result, Our Sales May Not Be Enough To Operate Profitably. If We Do Not Make A Profit, We May Have To Suspend Or Cease Operations.

Due to the fact we are small and do not have much capital, we must limit our marketing and advertising activities. We intend to increase our marketing and advertising efforts provided that we have ample working capital to invest in such activities. Because we will be limiting the duration of our marketing and advertising activities, due to a constrained budget, we may not be able to generate enough sales to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

We Have Generated Limited Revenues From Our Operations Which Poses Substantial Risk To Any Investor.

An investment in our Company is characterized by a high degree of risk. Investors should take caution when considering our limited revenues, lack of earnings, and lengthy plans for business development and expansion. Our current operations reside entirely in the development of our e-commerce website which has generated limited revenue to date. Although we believe that future capital investment in our website will grow our business, there can be no assurance that we will be able to effectively develop our business in a profitable manner. The success of our business depends on the ability of management to successfully develop, market, and sell new products; and generate revenues and earnings therefrom. The inability of our website to generate net income may adversely affect our financial performance and stock price.

We Have A Limited Number Of Members And Limited Website Traffic From Which To Sell Our Products.

E-commerce websites require high traffic and usage in order to be successful. Our business, in particular, relies on website traffic more heavily than other e-commerce websites, because we have to have a critical mass of users bidding on auctions to make them profitable. We currently have over 8,000 registered members of our website. However, the number of active members is low and our website traffic is low. Although we aim to increase our website traffic and memberships through television and internet advertising campaigns, funding permitting, there is no assurance that we will be successful. Should we fail to increase our website traffic and member usage, our business model will likely prove to be unsuccessful and we will not be able to generate positive cash flow or earnings therefrom, which could cause the value of our securities to decline.

We Have Limited Assets That May Be Used To Execute Our Business Plan. Our Lack Of Assets May Have An Adverse Impact On Our Ability To Grow Our Business And Generate Revenues And Earnings.

We have limited financial and operational assets as well as limited long-term assets such as property, facilities and equipment to fully develop our business plan. We will need to raise additional capital to provide for a facility, purchase equipment and inventory, and fund the labor required to appropriately develop our website. Our lack of financial and operational assets may impair our ability to generate future revenues and earnings which could cause the value of our securities to decline.

Our Business May Be Adversely Affected By Factors That Cause Our Users To Spend Less Time On Our Websites, Including Seasonal Factors, National Events And Increased Usage Of Other Websites.

Anything that diverts our users from their customary level of usage of our website or the internet in general could adversely affect our business. We would therefore be adversely affected by geopolitical events such as war, the threat of war, or terrorist activity, and natural disasters, such as hurricanes or earthquakes. Similarly, we anticipate experiencing seasonal fluctuations because we anticipate that many of our users will reduce their activities on our website with the onset of good weather during the summer months, and on and around national holidays. In addition, increased usage of social networking or other entertainment websites may decrease the amount of time users spend on our website, which could adversely affect our financial results.

We Face Significant Inventory Risk

We may be exposed to significant inventory risks that may adversely affect our operating results as a result of seasonality, new product launches, rapid changes in product cycles and pricing, defective merchandise, changes in consumer demand and consumer spending patterns, changes in consumer tastes with respect to products we offer for sale and for auction on our website. We plan to endeavor to accurately predict these trends and avoid overstocking or understocking products. Demand for products, however, can change significantly between the time inventory is ordered and the date of sale. In addition, when we begin selling a new product, it may be difficult to determine appropriate product selection, and accurately forecast demand. The acquisition of certain types of inventory in the future may not be returnable.  Any one of the inventory risk factors set forth above may adversely affect our operating results.

We Do Not Collect Sales or Consumption Taxes in Some Jurisdictions

U.S. Supreme Court decisions restrict the imposition of obligations to collect state and local sales taxes with respect to remote sales. However, an increasing number of states have considered or adopted laws that attempt to impose obligations on out-of-state retailers to collect taxes on their behalf. Currently, we do not collect sales or consumption taxes in some jurisdictions.  A successful assertion by one or more states or foreign countries requiring us to collect taxes where we do not do so could result in substantial tax liabilities, including for past sales, as well as penalties and interest.

We May Incur Substantial Losses In The Future As We Expand Our Operations And Invest In Our Website and Inventory.

We will incur costs related to advertising our website and offering new product lines for sale. When making investments to grow our membership base and to expand our website's capabilities, it is likely that we will incur costs for a prolonged period prior to generating revenues, if any. The foregoing costs and expenses will likely give rise to substantial near-term operating losses and may prevent the Company from achieving profitability for an extended period of time. We expect to rely on equity and debt financing to fund potential operating losses and other cash requirements until we are able to generate larger profits from operations. We may experience negative cash flow, which will hamper current operations and prevent the Company from expanding. We may be unable to attain, sustain or increase profitability on a quarterly or annual basis in the future, which could require us to scale back or terminate our operations.

We Will Be A Small Player In An Intensely Competitive Industry And May Be Unable To Compete.

The online retail industry and more specifically, the auction website industry, in the United States is large and intensely competitive. Although we operate in a niche market with some esoteric components, many of our competitors have substantially more financial and operational resources than us. For instance, eBay, Amazon, QuiBids, and other penny auction sites have substantially more resources with which to operate.  In addition to online retailers, we also face intense competition from conventional brick-and-mortar retailers such as Best Buy, Home Depot, Macy's, and other retailers that sell consumer products.  Brick-and-mortar retailers may pose a substantial risk to our business by potentially offering lower prices, more convenience and better customer service. As a result of this competition, our efforts to attract customers and sell products may prove unsuccessful. Our industry contains nominal barriers to entry and is characterized by perfect competition. This means that almost anyone can develop a website and compete with us for customers.

Our Business May Be Subject To New Laws And Regulations, A Reinterpretation of Existing Laws, Or Face Permitting, Certification, or Approval Mandates From Regulatory Agencies.

The methods we use to auction, sell and distribute products may be subject to oversight and/or approval from certain regulatory agencies including the Federal Communications Commission (FCC). Gambling in the United States is prohibited by Federal Law. Should any federal or state agency consider our business model to be gambling or gaming, we may be immediately shut down, subject to fines, payment of taxes, or face other unanticipated restrictions or regulations. Should we fail to meet future regulatory standards our ability to operate may be impaired, our financial and operational performance could be adversely affected and you could lose your entire investmentthe value of our shares may decline in value or become worthless.

If The Company Is Dissolved, It Is Unlikely That There Will Be Sufficient Assets Remaining To Distribute To Our Shareholders.

In the event of the dissolution of the Company, the proceeds realized from the liquidation of our assets, if any, will be used primarily to pay the claims of our creditors, if any, before there can be any distribution to the shareholders. In that case, the ability of equity investors to recover all or any portion of their investment will depend on the amount of funds realized and the claims to be satisfied therefrom.

If We Are Forced To Incur Unanticipated Costs Or Expenses, We May Have To Suspend Or Cease Our Activities Entirely Which Could Result In A Total Loss Of Your Investment.

Because we are a small business, with limited assets, we are not in a position to bear unanticipated costs and expenses. If we have to make changes in our structure or are faced with circumstances that are beyond our ability to afford, we may have to suspend or cease our activities entirely which could result in a total loss of your investment the value of our shares declining in value or becoming worthless.

Key Management Personnel May Leave The Company Which Could Adversely Affect The Ability Of The Company To Continue Its Development.

Because we are almost entirely dependent on the efforts of our sole officer and director, John Arnold, his departure or the loss of other key personnel in the future, could have a material adverse effect on our business. We do not maintain key man life insurance on Mr. Arnold.  On April 1, 2012 we signed an employment agreement with Mr. Arnold to serve as our President and Chief Executive Officer, which provides him with compensation of $7,000 per month, beginning when our registration statement, initially filed July 20, 2012, becomes effective with the SEC or when we achieve gross profit of $25,000 per month, whichever is earliest (each a “Compensation Trigger Date”).  This date was triggered when our registration statement became effective on November 28, 2012.  The employment agreement also provided for Mr. Arnold to be issued 7.5 million shares of common stock in consideration for services provided to the Company.  The agreement continues in effect until either party provides the other of written notice of their intent to terminate the arrangement.  As such, Mr. Arnold may terminate his employment with us at any time for any reason.

Clark Rohde owns 41.677% Of the Outstanding Shares of Common Stock and Has Considerable Influence over the Board of Directors of the Company. Shareholders May Find That His Decisions Are Contrary To Their Interests And You Should Not Purchase Shares Unless You Are Willing To Entrust All Aspects Of Management To Our Largest Shareholder or His Successors.

Clark Rohde owns 12,500,000 shares of common stock representing 41.67% of our outstanding common stock. As such, Clark Rohde will have significant control over who serves as directors of the Company and subsequently who serves as officers of the Company and in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. His interests may differ from the interests of other stockholders. All decisions regarding the management of our affairs will be made by our sole officer and director John Arnold. Accordingly, no person should invest in the Company’s shares unless they are willing to entrust all aspects of management and control of the Company to John Arnold and/or Clark Rohde.

We Currently Do Not Have Agreements With Any Product Vendors To Sell Products On Our Website. In The Event That We Are Not Able To Purchase Inventory From Suppliers With Favorable Prices And Terms, It Could Adversely Affect Our Operations.

We currently purchase almost all of our products from Amazon.com at retail price. In the event that we are unable to develop relationships and favorable agreements with product suppliers, we may not be able to operate our business. Even if we do establish these relationships, we may be subject to supplier price increases, unfavorable trade terms, problems with quality control, lack of scalability, inadequate shipping and logistics, or simply a vendor's refusal to sell its products to us. In the event that we face any of these common vendor problems, our financial and operational results could be materially, adversely affected.

Because We Only Have One Primary Supplier of Products, We Have A Concentration In Our Supply Chain. In The Event That We Are Not Able To Continue To Purchase Inventory From Our Supplier, It Could Adversely Affect Our Operations.

In the event that our primary supplier, Amazon.com, increases its prices, presents unfavorable trade terms, experiences problems with quality control, becomes insolvent, or simply decides to no longer sell its products to us, our financial and operational results will be materially, adversely affected. As a result, the value of our securities may decline in value or become worthless.

We May Be Subject to Charge-backs, Credit Limits, And Other Unanticipated Credit Interruptions with Credit Card Processors and Online Payment Processors.

In the event that we sell products on our website to customers that are either dissatisfied with purchases, deny the charges, are victimized by fraud, or otherwise dispute purchases with credit providers, we may not receive payment from credit card and online payment processors. In addition, we may be subject to credit limits, credit interruptions, minimum deposits, or other limitations imposed by credit card processors and online payment providers. Charge-backs, credit limits, credit interruptions, minimum deposits, or other credit limitations will adversely affect our cash flow and profitability. In addition, it may cause operational disruptions or cause us to cease operations entirely. In the event that we are faced with the aforementioned credit issues from credit card processors and online payment processors, the value of our shares may decline in value or become worthless.

A Reduction In Spending Due To Economic Downturns Could Result In A Decrease In Demand For Our Products.

If national retail sales levels decrease due to a broader economic downturn, discretionary spending and as a result, the demand for our services and products would likely decline. This decrease could reduce our opportunity for growth, increase our marketing and sales costs, and reduce our sales volume and force us to reduce the prices we can charge for products, which could reduce our revenue and operating results, if any.

We Face Corporate Governance Risks And Negative Perceptions Of Investors Associated With The Fact That We Currently Have Only One Officer And Director.

John Arnold is our sole officer and director.  As such, he has significant control over our business direction.  Additionally, as he is our only director, there are no other members of the Board of Directors available to second and/or approve related party transactions involving Mr. Arnold, including the compensation Mr. Arnold may be paid and the employment agreements we may enter into with Mr. Arnold.  Additionally, there is no segregation of duties between officers because Mr. Arnold is our sole officer, and as such, he is solely responsible for the oversight of our accounting functions.  Therefore, investors may perceive that because no other directors are approving related party transactions involving Mr. Arnold and no other officers are approving our financial statements that such transactions are not fair to the Company and/or that such financial statements may contain errors.  The price of our common stock may be adversely affected and/or devalued compared to similarly sized companies with multiple officers and directors due to the investing public’s perception of limitations facing our Company due to the fact that we only have one officer and director.

If We Are Unable To Adequately Protect Our Intellectual Property Rights Our Business Is Likely To Be Adversely Affected.

We plan to rely on a combination of patents, trademarks, non-disclosure agreements and other security measures to establish and protect our proprietary rights, funding permitting. Although we have one trademark for “Butler Brawl”, as described below, no patents have been filed by, or issued to, the Company as of the date of this report. The measures we have taken or may take in the future may not prevent misappropriation of our proprietary information or prevent others from independently developing similar products or services, designing around our proprietary or patented technology or duplicating our products or services.

Our Sole Officer And Director May Face Conflicts Of Interest Associated With His Commitment To The Company And His Other Activities Outside Of The Company.

As of the date of this report, we have no employees, other than Mr. Arnold, our Chief Executive Officer and sole director, who currently devotes approximately 40 hours per week to our business. Mr. Arnold also owns Levanta Interactive, LLC a website development company (as described in greater detail below under “Item 10.  Directors, Executive Officers and Corporate Governance”) which may limit the amount of time Mr. Arnold is able to spend on Company matters. Mr. Arnold is not obligated to commit his full time and attention to our business and accordingly, he may encounter a conflict of interest in allocating his time between our operations and those of other businesses. Although Mr. Arnold is presently able to devote approximately 40 hours per week to our business, this may change. Also, if we require Mr. Arnold to devote more than 40 hours per week to our business on a regular basis for an extended period, it is uncertain that he will be able to satisfy our requirements.  Due to the above, Mr. Arnold may face a conflict of interest between the Company and his other business interests.

Risks Related To Our Industry

Volatility In Our Number of Users May Cause Temporary Outages Of Our Website Which May Adversely Affect Our Business, Financial Condition And Results Of Operation.

If our business experiences rapid growth, including the number of users we have, we may have difficulties managing our website traffic. Our auction based business model creates unique challenges because it requires large amounts of data to be communicated to our servers and back to users within fractions of a second. High website traffic can strain server infrastructure and cause temporary outages in our website. Even small freezes or outages in our website could cause our auctions to fail and lead to disgruntled customers. Should our website experience outages we could lose credibility and potential business. As a result, potential revenues and potential earnings could be lost, which could negatively affect your investment.

Competition From New And Existing Competitors Within Our Industry Could Have An Adverse Effect On Our Results Of Operations.

The electronic commerce industry is highly competitive. Our principal competitors include local and international companies capable of competing effectively in our markets; many of which possess substantially greater financial and other resources than we do. Additionally, our larger competitors may be able to devote greater resources to developing, promoting and selling their products and services. We may also face increased competition due to the entry of new competitors. As a result of this competition, we may experience lower sales if our prices are undercut or advanced technology is brought to market, which would likely have an adverse effect on our results of operations and force us to curtail or abandon our current business plan.

Our Results Of Operations May Be Negatively Affected By Sustained Downturns Or Sluggishness In The Economy, Including Reductions In Demand For Retail Goods, All Of Which Are Beyond Our Control.

Sustained downturns in the economy generally affect the markets in which we operate and negatively influence our operations. Declines in demand for consumer products as a result of economic downturns may reduce our potential cash flows, especially if our customers experience a reduction in disposable income or a shift in their spending patterns.

Demand for retail goods can change as a result of a number of microeconomic and macroeconomic factors:
•
The cost and availability of consumer credit is directly correlated with consumer demand. As interest rates for consumer credit increase, and as credit availability is constrained, demand for retail goods and services declines.

•	general economic conditions, including downturns in the United States, Canada or other economies that affect consumer buying could negatively affect the demand for our products; and
•	federal, state and foreign regulations and legislation, which could increase our cost of doing business, could in turn reduce the demand for our products and cause our ability to generate revenues.

The Long-Term Financial Condition of Our Businesses Is Dependent On The Continued And Secure Use Of The Internet.

Our business is dependent upon the continued availability of the internet to users in a secure environment.  Should the infrastructure that provides the essential functions necessary for the operation of the internet experience temporary or prolonged failure, our business will not be able to operate. Furthermore, should the security of making online purchases become compromised, consumer confidence in making online transactions could decrease, and as a result, our business operations and financial condition could be adversely affected.

Risks Related to Our Financial Condition

There Is Substantial Uncertainty About Our Ability To Continue As A Going Concern.

In their audit report, our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. We have limited revenues and continue to require substantial capital to develop our business. Because our activities have been financed from a small group of private investors, we have a concentration of sources of funding. Failure to receive future capital from our private investors, or to replace that funding with new investment capital, may require us to suspend or cease our activities altogether which could result in the loss of your investment.

We Have Significant Weaknesses In Our System Of Internal Controls That Could Subject Us To Regulatory Scrutiny Or Impair Investor Confidence, Which Could Adversely Affect Our Business.

We have insufficient personnel to allow us to segregate duties, a limitation we have deemed a “material weakness”.

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to perform a comprehensive evaluation of their internal controls. In connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we have and may in the future discover "material weaknesses" in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines "significant deficiency" as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will attempt to adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future. We may not have the financial or other resources to maintain effective internal control.

Future efforts to bring our system of internal controls into compliance with Section 404 and related regulations will likely require the commitment of significant financial and managerial resources. If we fail in that effort, we could be subject to regulatory scrutiny or suffer a loss of investor confidence, which could adversely affect our business.

Risks Related to Our Securities

Because There Is No Trading Market For Our Common Stock, You May Not Be Able To Resell Your Stock.

While our common stock was approved for quotation on the OTCBB under the symbol “GANK” on June 3, 2013, none of our shares have traded to date and there is no public market for our common stock.

If a market for our stock develops in the future, the actual price of our shares will be determined by prevailing market prices at the time of the sale.

We cannot assure you that there will be a market in the future for our common stock. The trading of securities on the OTCBB is often sporadic and investors may have difficulty buying and selling our shares or obtaining market quotations for them, which may have a negative effect on the market price of our common stock.

We Do Not Anticipate Paying Dividends In The Foreseeable Future.

We have never paid dividends and do not intend to pay any dividends for the foreseeable future. To the extent that we may require additional funding currently not provided for in our financing plan, our funding sources may prohibit the declaration of dividends.

We May Issue Additional Shares Of Common Stock Or Derivative Securities That Will Dilute The Percentage Ownership Interest Of Our Existing Shareholders And May Dilute The Book Value Per Share Of Our Common Stock And Adversely Affect The Terms On Which The Company May Obtain Additional Capital.

Our authorized capital consists of 100,000,000 shares of common stock. Our sole director has the authority, without action by or vote of our shareholders, to issue all or part of the authorized shares of common and preferred stock for any corporate purpose, including for the conversion or retirement of debt. We are likely to seek additional equity capital in the future as we develop our business and expand our operations. Any issuance of additional shares of common stock or derivative securities, such as convertible promissory notes, will dilute the percentage ownership interest of our shareholders and may dilute the book value per share of our common stock. Additionally, the exercise or conversion of derivative securities could adversely affect the terms on which the Company can obtain additional capital. Holders of derivative securities are most likely to voluntarily exercise or convert their derivative securities when the exercise or conversion price is less than the market price for the underlying common stock. Holders of derivative securities will have the opportunity to profit from any rise in the market value of our common stock or any increase in our net worth without assuming the risks of ownership of the underlying shares of our common stock. It is possible that, due to additional share issuance, the value of our securities may decline in value or become worthless.

Our sole director may attempt to use non-cash consideration to satisfy obligations, which would likely consist of restricted shares of our common stock. Our sole director has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

In The Event That Our Shares Are Traded, They May Trade Under $5.00 Per Share And Thus Will Be A Penny Stock. Trading In Penny Stocks Has Many Restrictions And These Restrictions Could Severely Affect The Price And Liquidity Of Our Shares.

In the event that our shares are traded, and our stock trades below $5.00 per share, our stock would be known as a "penny stock", which is subject to various regulations involving disclosures to be given to you prior to the purchase of any penny stock. The U.S. Securities and Exchange Commission (the "SEC") has adopted regulations which generally define a "penny stock" to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Depending on market fluctuations, our common stock could be considered to be a "penny stock". A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established customers and accredited investors. For transactions covered by these rules, the broker/dealer must make a special suitability determination for the purchase of these securities. In addition, he must receive the purchaser's written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser. Consequently, the "penny stock" rules may restrict the ability of broker/dealers to sell our securities, and may negatively affect the ability of holders of shares of our common stock to resell them. Penny stocks are low priced securities that do not have a very high trading volume. Consequently, the price of the stock is often volatile and you may not be able to buy or sell the stock when you want to.

Financial Industry Regulatory Authority ("FINRA") Sales Practice Requirements May Also Limit Your Ability To Buy And Sell Our Common Stock, Which Could Depress The Price Of Our Shares.

FINRA rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements may make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares, have an adverse effect on the market for our shares, and thereby depress our share price.

We Incur Significant Increased Costs As A Result Of Operating As A Fully Reporting Company As Well As In Connection With Section 404 Of The Sarbanes Oxley Act.

We incur legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and rules subsequently implemented by the SEC have imposed various requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and make some activities more time-consuming and costly. The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 and our status as a publicly reporting company will require that we incur substantial accounting, legal and filing expenses and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, the market price of our stock, if any, could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Item 2.  Properties

We maintain our business office at 5201 Memorial Drive, Suite 1115, Houston, Texas 77007. Our telephone number is (713) 510-3559.  On June 22, 2012, we entered into a lease agreement for our business office with Bayou on the Bend.  The material terms of the lease agreement are as follows:

•	The agreement with Bayou on the Bend commenced on June 22, 2012, and continues thereafter on a month-to-month basis.
•	Monthly rent of $535 is due in advance on the first day of each month.
•
Bayou on the Bend will provide customary utilities to us including, electricity, air conditioning and heating, hot and cold water, janitorial services, and lighting in common areas. We are responsible for payment of other services not provided by Bayou on the Bend.

•	The lease may be terminated at any time by either party with 30 days written notice.
•	We agreed to indemnify, defend and hold harmless Bayou on the Bend from any loss, attorney's fees, court and other costs, or claims arising out of use of the premises.

Item 3.  Legal Proceedings

We currently have no legal proceedings pending nor have any legal proceeding been threatened against us or any of our officers, directors or control persons of which we are aware.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted on the Over the Counter Bulletin Board under the symbol “GANK” since June 3, 2013, however, no trades in our common stock have occurred to date and there is currently no public market for our common stock.

The Company's common stock is considered a "penny stock" as defined in the Commission's rules promulgated under the Exchange Act (the “Rules”). The Commission's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000, exclusive of their residence, or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules, the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

Holders

As of the date of this report, we had 39 shareholders of record and 30,000,000 shares of common stock issued and outstanding.

Dividend Policy

We have not declared or paid any dividends on our common stock to date. We anticipate that any future earnings will be retained as working capital and used for business purposes. Accordingly, it is unlikely that we will declare or pay any such dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None

Stock Plans

The Company does not have any stock plans or outstanding options or warrants.

Use of Proceeds From Sale of Registered Securities

Our Registration Statement on Form S-1 (Reg. No. 333-182761) in connection with the sale by us of up to 10 million shares of common stock for $0.01 per share, was declared effective by the SEC on November 28, 2012. We filed a final Rule 424(b)(3) prospectus relating to the offering on January 7, 2013. During the nine months ended February 28, 2013, the Company received $1,500 in connection with the sale of 150,000 shares of common stock and during the three months ended May 31, 2013, we received an additional $98,500 in cash in connection with the sale of 9,850,000 shares of common stock in connection with the offering.

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

Item 6.  Selected Financial Data

Because the Company is a smaller reporting company, it is not required to provide the information required by this Item 6.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: "believe", "expect", "estimate", "anticipate", "intend", "project" and similar expressions, or words that, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

We are a development stage company, incorporated in the State of Nevada on March 8, 2012, as a for-profit company, and an established fiscal year of May 31. Although we have generated revenues from business operations we have not generated net income therefrom, and our auditor has issued a going concern opinion; this means there is substantial doubt that we can continue as an on-going business for the next twelve (12) months unless we obtain additional capital to pay our obligations.

Accordingly, we must raise capital to fund our operations. From inception through the date of this report, our business operations have primarily been focused on developing our e-commerce website and initiating marketing efforts. While we have generated revenue from business operations, most of the cash currently held by us is the result of the issuance of debt to private investors that must be repaid.

Plan of Operation

We will need to raise additional capital to fully develop our business plan. During the next 12 to 24 months, we intend to implement our business development and marketing plan. We believe we must raise $500,000 (including $100,000 already raised) to pay for expenses associated with our development over that period. $100,000 will be used to finance anticipated activities during Phase One of our development plan as described below, and $400,000 will be used to finance anticipated activities during Phase Two of our development plan as described below.

Anticipated Milestones	Projected Date of Completion	Estimated Expenditures

Phase One
Purchase product inventory	6 Months	$50,000
Initiate sales and marketing efforts		25,000
Additional working capital		25,000
Total Phase One		$100,000

Phase Two
Purchase additional product inventory	6 Months to 2 Years	100,000
Advertising		200,000
Consultants, Operational CFO, and Employees		50,000
Additional working capital		50,000
Total Phase Two		400,000

TOTAL PHASES ONE AND TWO		$500,000

Many of the developments enumerated in Phase 2 are dependent on the completion of objectives in Phase 1 and both Phases are dependent on us securing additional financing. There can be no assurance that we will be able to secure additional financing. If we are able to raise some, but not all funds required to undertake the developments in Phase 1 and Phase 2, our management will re-examine our proposed business activities to use our resources most efficiently. In this event, our focus will likely be on spending available funds on assuring that we retain our reporting status with the SEC and developing our product designs to attract investors.

If we are unable to raise additional funds, we will not be able to complete any of the milestones in either Phase 1 or Phase 2.  Due to the fact that many of the milestones are dependent on each other, if we do not raise any additional capital we will not be able to implement any facets of our business plan.

We intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officer and director in order to finance our business activities. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered.

Although we have generated revenues from our operations, we cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of an early stage business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies (See "Risk Factors", above). To become profitable and competitive over the long run, we must develop our business and marketing plan and execute such plan. Our management will attempt to secure financing through various means including borrowing and investment from institutions and private individuals.

Results of Operations

For the Period from March 8, 2012 (Inception) to May 31, 2012

There is little historical financial information about us upon which to base an evaluation of our performance. For the period from March 8, 2012 (inception) through May 31, 2012, we generated $8,982 revenues from operations and had $14,878 of costs of revenues, due to $909 of processing fees and $13,969 of product costs.  As such, the cost of the products we sold during the period were more than the revenue we generated from the sale of such products.  In the same period, we incurred total selling, general and administrative costs and expenses of $21,893 and had $1,041 of interest expense.   For the period from March 8, 2012 (Inception) to May 31, 2012, we had a net loss of $28,830.

For the Year Ended May 31, 2013

For the year ended May 31, 2013, we generated $29,738 in revenues and had $63,007 in cost of revenues ($5,695 of processing costs and $57,312 of product costs).  Our revenues are still not covering the processing fees and cost of product.  However, during May, 2013, we undertook a new strategy in marketing our website which has shown promise.  In the last ten days of May, 2013, we earned $7,059 in revenues (24% of the entire annual revenue amount) with total cost of sales of $9,258.  We hope that our current marketing efforts will continue to make gains in revenue growth and that we will see the gap between revenues and cost of sales reverse.

We incurred $187,354 of general and administrative expense, the largest components of which are compliance costs associated with our statutory filings ($66,797) and labor of our administrative staff, including our Chief Executive Officer, John Arnold and our largest shareholder, Clarke Rohde ($76,020).

We incurred $4,333 of amortization associated with our intangible assets.  We also incurred $7,500 of interest expense on our note payable.

For the year ended May 31, 2013, we had a net loss of $232,456.

Liquidity and Capital Resources

As of May 31, 2013

As of May 31, 2013, the Company had total assets of $56,910, comprised of cash of $23,998, restricted cash of $9,062, which represents cash held by CC Bill as described below, prepaid expenses of $8,183 and net intangible assets of $15,667.  Our liabilities, all of which are current liabilities, consist of $22,119 of accounts payable and accrued expenses, $28,040 of related-party accounts payable (principally unpaid wages to our Chief Executive Officer), bid deposits of $4,287, shareholder advances of $100,500 and a note payable in the amount of $50,000.

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

Cash flows from Operating Activities

For the year ended May 31, 2013, we had net cash used in operations of $188,781, principally due to our net loss.

Cash flows from Investing Activities

For the year ended May 31, 2013, we had net cash used in investing activities of $1,995, entirely due to the change in restricted cash.

Cash flows from Financing Activities

For the year ended May 31, 2013, we had net cash provided by financing activities of $200,500, $100,000 of which is due to our sale of common stock in our recent offering (described below), and $100,500 of which is from shareholder advances.

Recent Funding Events:

On April 17, 2012, we sold 12.5 million shares of our common stock to Clark Rohde for $12,500 in cash. As of the date of this filing, Mr. Rohde is our majority shareholder.

On April 11, 2012, we signed a promissory note with Hillsmere S.A. in the amount of $50,000. The note bears interest at a rate of 15% per annum and was due on April 10, 2013, but has since been extended until April 4, 2014. Additionally, the note is collateralized by a security interest over substantially all of our assets and we do not currently have sufficient funds to repay the note.

During the year ended May 31, 2013, the Company received an advance from its President and CEO in the amount of $100,500. The advances are unsecured, non-interest bearing, and have no specific terms for repayment.

Capital Requirements

We anticipate needing a minimum of $100,000 for Phase One and an additional $400,000 for Phase Two of our planned development plan, as described above, totaling $500,000 in order to effectively execute our business plan over the next 6 to 24 months. Currently available cash is not sufficient to allow us to commence full execution of our business plan. Our business expansion will require significant capital resources that may be funded through the issuance of common stock or of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status we believe that we may be able to issue debt and equity in order to continue executing our business plan. However, there can be no assurance that we will be able to raise money in this fashion and have not entered into any agreements that would obligate a third party to provide us with capital.

As of the date of this report on Form 10-K, the current funds available to us will be sufficient to continue maintaining a reporting status and limited operations for only a few months.  In order to be successful in fully implementing our business plan, we will require additional capital. We currently have limited sources of liquidity from two lines of credit issued by Chase Bank that total $18,000. Our sole director and Officer has personally guaranteed the lines of credit. Our sole director and officer has made no commitments written or oral, with respect to providing a source of liquidity in the form of cash advances or personal loans to the business.

If the Company is unable to raise the funds needed to support its operations, the Company will seek alternative financing through means such as borrowings from institutions or private individuals. There can be no assurance that the Company will be able to keep costs from being more than these estimated amounts or that the Company will be able to raise such funds. The Company may not be able to obtain additional capital or generate sufficient revenues to fund our operations. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, the Company may be forced to seek a buyer for our business or another entity with which we could create a joint venture

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Note 2 of our financial statements.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

We are evaluating the impact that recently adopted accounting pronouncements discussed in the notes to the financial statements will have on our financial statements but do not believe their adoption will have a significant impact.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8.  Financial Statements and Supplementary Data

Our financial statements for the year ended May 31, 2013, and for the periods from March 8, 2012 (inception) to May 31, 2012 and from March 8, 2012 (inception) to May 31, 2013, and the reports thereon of LBB & Associates Ltd., LLP are included following the signature page of this Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our chief executive officer John Arnold, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2013. Based on that evaluation, Mr. Arnold concluded that as of May 31, 2013, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended, because we do not have adequate personnel to properly segregate duties.  Presuming that the Company is able to raise adequate capital for its needs (see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of estimated capital requirements), management will endeavor to take the necessary steps to correct deficiencies over the next six months including deploying an adequate system of internal controls.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for emerging growth companies.

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the name and age of our current sole officer and director.  Our Board of Directors, currently consisting solely of Mr. Arnold, appoints our executive officer(s).  Our director will serve until the earlier occurrence of the election of his successor at the next meeting of stockholders, death, resignation or removal by the majority consent of our shareholders.

Name	Age	Positions

John Arnold	33	Chief Executive Officer, President, and Sole Director

John Arnold, age 33, Chief Executive Officer, President, and Sole Director

Mr. Arnold has served as Chief Executive Officer, President, and Sole director of the Company since March 2012. Since March 2004, Mr. Arnold has served as Chief Technology Officer of Salvex, Inc., an online marketplace for the asset recovery industry. Since March 2004, Mr. Arnold has owned and served as director of Levanta Interactive, a Houston-based web design company that provides strategic web-based solutions. From July 2010 to December 2011, Mr. Arnold served as director of Technology for ZooZ LLC, another Houston-based web solutions provider. From January 2011 to December 2011, Mr. Arnold served as director of Technology for Neumate LLC, an online-dating website.

Mr. Arnold completed the Business Honors Program at the University of Texas in 2001 where he received a Bachelor of Business Administration with a major in Finance.

Qualifications as Director

The Company believes that Mr. Arnold's 10 plus years of experience in finance, business development and programming make him an extremely valuable member of our Board of Directors.

Involvement in Certain Legal Proceedings

Our sole director and executive officer has not been involved in any of the following events during the past ten years:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risks throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight among the Board of Directors, and fostering an appropriate culture of integrity and compliance with legal responsibilities.

Conflicts of Interest

As of the date of this filing, we have no employees, other than Mr. Arnold, who currently devotes approximately 40 hours per week to our business as required from time to time.

Mr. Arnold is not obligated to commit his full time and attention to our business and accordingly, he may encounter a conflict of interest in allocating his time between our operations and those of other businesses.

Although Mr. Arnold is presently able to devote approximately 40 hours per week to our business, this may change. Also, if we require Mr. Arnold to devote more than 40 hours per week to our business on a regular basis for an extended period, it is uncertain that he will be able to satisfy our requirements unless we have sufficient resources to compensate him for any lost income from his private business.

In general, officers and directors of a corporation are required to present business opportunities to the corporation if:

·	the corporation could financially undertake the opportunity;

·	the opportunity is within the corporation's line of business; and

·	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

Board of Directors Meetings

The Company had zero formal meetings of the Board of Directors of the Company during the last fiscal year ending May 31, 2013 and instead took all actions via written consent of the sole director.

Committees of the Board of Directors

Our sole director has not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, or any committee performing similar functions. The functions of those committees are being undertaken by our sole director. Because we do not have any independent directors, our sole director believes that the establishment of committees of the Board would not provide any benefits to our Company and could be considered more form than substance.

We do not have a policy regarding the consideration of any director candidates that may be recommended by our stockholders, including the minimum qualifications for Director Candidates, nor has our sole director established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of Director Candidates by our stockholders, including the procedures to be followed. Our sole director has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors.

Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all current members of our Board will participate in the consideration of Director Nominees.

Our sole director is not an "audit committee financial expert" within the meaning of Item 407(d) of Regulation S-K. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

•	understands generally accepted accounting principles and financial statements;
•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves;
•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements;
•	understands internal controls over financial reporting; and
•	understands audit committee functions.

Our Board of Directors is comprised solely of Mr. Arnold who was integral to our development and who is involved in our day to day operations. While we would prefer to have an audit committee financial expert on our Board of Directors, Mr. Arnold does not have a professional background in finance or accounting. He does however have considerable education in finance. As with most small, early stage companies, until such time as our Company further develops its business, achieves a stronger revenue base and has sufficient working capital to purchase directors and officers insurance, the Company does not have any immediate prospects to attract independent directors. When the Company is able to expand its Board of Directors to include one or more independent directors, the Company intends to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and the Company is not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include "independent" directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the Board of Directors.

There are no agreements or understandings for any director or officer to resign at the request of another person and none of the directors or officers is acting on behalf of or will act at the direction of any other person.  The activities of each director and officer are material to the operation of the Company.  No other person’s activities are material to the operation of the Company.

WE DO NOT HAVE ANY INDEPENDENT DIRECTORS AND THE COMPANY HAS NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, STOCKHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

CORPORATE GOVERNANCE

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. On July 13, 2012, the Board of Directors of the Company adopted a Code of Ethics for the Company’s senior officers (currently consisting solely of Mr. Arnold).  Mr. Arnold, as the sole director, believes that these individuals must set an exemplary standard of conduct, particularly in the areas of accounting, internal accounting control, auditing and finance.  This code sets forth ethical standards to which the designated officers must adhere and other aspects of accounting, auditing and financial compliance.

In lieu of an Audit Committee, the Company’s sole director is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The sole director reviews the Company's internal accounting controls, practices and policies.

Risk Oversight

Effective risk oversight is an important priority of the sole director. Because risks are considered in virtually every business decision, the sole director discusses risk throughout the year generally or in connection with specific proposed actions. The sole director’s approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight, and fostering an appropriate culture of integrity and compliance with legal responsibilities. The sole director exercises direct oversight of strategic risks to the Company.

Item 11.  Executive Compensation

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our officer and sole director for the fiscal years ended May 31, 2013 and from March 8, 2012 (inception) to May 31, 2012.

Name and Principal Position	Year Ended May 311	Salary ($)		Bonus ($)	Stock Awards2	Option Awards ($)	All Other Compensation	Total
John Arnold, CEO, President and Chairman	2012	$3,500		$-	$750	$-	$-	$4,250
	2013	49,000	3	-	-	-	-	49,000

Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.  No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above.  The value of the Stock Awards and Option Awards in the table above, if any, were calculated based on the aggregate grant date fair value of such securities calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. No other officers of the Company received any consideration for services rendered to the Company since incorporation, other than as described above presented.  There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees.  No other officers of the Company received any consideration for services rendered to the Company since incorporation, other than as described above presented.  There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees.  No other officers of the Company received any consideration for services rendered to the Company since incorporation, other than as described above.

(1) On March 8, 2012 (date of inception) Mr. John Arnold was appointed as our Chief Executive Officer, President and Chairman.  $3,500 cash compensation was paid to Mr. Arnold for the period from March 8, 2012 (inception) to May 31, 2012.

(2)  During 2012, Mr. Arnold was issued 7.5 million founder shares of our common stock in exchange for services.  We recognized an expense of $750 related to the issuance.

(3) Includes $28,000 which has been accrued and remained unpaid as of May 31, 2013.

Employment Agreements

As of the date of this filing, we have no employees other than Mr. Arnold, our sole officer and director. Mr. Arnold works on our business approximately 40 hours per week.  On April 1, 2012 we signed an employment agreement with Mr. Arnold to serve as our President and Chief Executive Officer, which provides him with compensation of $7,000 per month, beginning either when our registration statement become effective with the SEC or when we achieve gross profit of $25,000 per month, whichever is earliest (each a “Compensation Trigger Date”).  The compensation required to be paid to Mr. Arnold was triggered in November, 2012, when our registration statement became effective. The employment agreement also provided for Mr. Arnold to be issued 7.5 million shares of common stock in consideration for services provided to the Company.  The agreement continues in effect until either party provides the other of written notice of their intent to terminate the arrangement.

Outstanding Equity Awards since Inception:

We have not issued any equity awards since inception.

Long-Term Incentive Plans

We have no Long-Term Incentive Plans.

Director Compensation

None of our directors have ever received compensation from the Company (other than executive directors who received consideration for serving as an executive officer of the Company, as described in greater detail above) for services to the Company as a director.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its directors and officers (including its principal executive officer and principal financial officer).  The Company’s Code of Ethics is incorporated by reference as an exhibit to this filing.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information at August 29, 2013, with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock (based upon reports which have been filed and other information known to us), (ii) each of our directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.  As of August 29, 2013, we had 30,000,000 shares of common stock issued and outstanding.

Title	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Chief Executive Officer, President and Chairman	John Arnold 5201 Memorial Drive, Suite 1115 Houston, Texas 77007	7,500,000	25.0%
Greater than 5% shareholder	Clark Rohde 5201 Memorial Drive, Suite 1115 Houston, Texas 77007	12,500,000	41.7%
All Officers and Directors as a Group (1 person)		7,500,000	25.0%

Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

We are not aware of any arrangements that could result in a change of control.

Item 13.  Certain Relationships and Related Party Transactions, and Director Independence

On April 17, 2012 our founder, John Arnold, was issued 7,500,000 shares of common stock at par value of $0.0001 per share for services rendered and in connection with the entry into an employment agreement between the Company and Mr. Arnold effective April 1, 2012.

On April 17, 2012 our founder, Clark Rohde purchased 12,500,000 shares of our common stock at $0.001 per share for aggregate proceeds of $12,500.

On March 30, 2012, the Company purchased the web site domains GankIt.com and Ganksterloot.com (which currently forwards all traffic to GankIt.com), web content, trademarks, client lists, and all intellectual property related to GankIt.com from John Arnold for $20,000. Under this agreement, the Company purchased the rights to certain trademarks including "GankIt", "Gankster", "Butler Brawl", and "Gankonomics", of which only “Butler Brawl” is currently effective with the United States Patent and Trademark Office (Serial Number 8509645).

For the period from March 8, 2012 (inception) through May 31, 2012, Clark Rohde, the Company's majority shareholder, was paid $2,660 for contract labor. Additionally, Mr. Rohde was paid $27,020 during the year ended May 31, 2013.  Work performed was primarily related to product listings, order processing, shipping and fulfillment, and customer service.

During the year ended May 31, 2013, our Chief Executive Officer and Chairman, John Arnold, made advances of $100,500 to the Company.  The advances are unsecured, non-interest bearing, and have no specific terms for repayment.

Also during the year ended May 31, 2013, we accrued $49,000 in compensation to Mr. Arnold, our CEO and Chairman, for compensation pursuant to our employment agreement with him.  During that period, we paid Mr. Arnold $21,000 in cash, with $28,000 of compensation still due as of May 31, 2013.

There have been no other transactions, or any currently proposed transactions in which we are, or plan to be, a participant and in which any related person had or will have a direct or indirect material interest.

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer, director and significant stockholder.  However, all of the transactions described above were approved and ratified by our sole director.  In connection with the approval of the transactions described above, our director took into account various factors, including his fiduciary duty to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

We intend to establish formal policies and procedures for the approval of related party transactions in the future, once we have sufficient resources and have appointed additional directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof.   On a moving forward basis, our sole director will continue to approve any related party transaction based on the criteria set forth above.

Director Independence

The Over-The-Counter Bulletin Board does not have rules regarding director independence.  The Company will seek to appoint independent directors, if and when it is required to do so.

Item 14.  Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual financial statements associated with the Company’s Registration statement on Form S-1, and review of the financial statements included in the Company’s Form S-1 and Form 10-Qs and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended May 31, 2013, was $14,690.  LBB & Associates Ltd., LLP, is our independent registered public accounting firm.

Tax Compliance Services

None.

No other services were received or paid for to/by the Independent Auditor.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Exhibit No.	Description

3.1	Certificate of Incorporation of Gankit Corporation1

3.2	Bylaws of Gankit Corporation1

4.1	Specimen Stock Certificate of Gankit Corporation

4.2	Promissory Note , dated April 11, 2012 ($50,000) Payable to Hillsmere S.A.1

4.3	Extension of Promissory Note originally dated April 11, 2012 ($50,000) Payable to Hillsmere S.A.

10.1	Asset Purchase Agreement – GankIt Corporation and John W. Arnold1

10.2	Employment Agreement with John W. Arnold1

10.3	Credit Agreement Terms with Chase Bank2

14.1	Code of Ethics1

31.1	Section 302 Certification of Periodic Report of Principal Executive Officer*

32.1	Section 906 Certification of Periodic Report of Principal Executive Officer*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

(1) Filed as an exhibit to the Company’s Registration Statement on Form S-1, filed with the Commission on July 20, 2012, and incorporated herein by reference.

(2) XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this report for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

GANKIT CORPORATION

By:	/s/ John Arnold
Name: John Arnold
Title: Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer), President, and Sole Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Arnold John Arnold	Chief Executive Officer (Principal Executive Officer),	August 29, 2013
Chief Financial Officer (Principal Financial Officer), (Principal Accounting Officer), President, and Sole Director

FINANCIAL STATEMENTS
GANKIT CORPORATION

CONTENTS

Report of Independent Registered Public Accounting Firm	F1

FINANCIAL STATEMENTS
Balance Sheets as of May 31, 2013 and 2012	F2
Statements of Operations for the year ended May 31, 2013, from inception (March 8, 2012) to May 31, 2012 and from Inception to May 31, 2013	F3
Statements of Stockholders’ Deficit from Inception (March 8, 2012) to May 31, 2013	F4
Statements of Cash Flows for the year ended May 31, 2013, from inception (March 8, 2012) to May 31, 2012 and from Inception to May 31, 2013	F5
Notes to Financial Statements	F6

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Public Accounting Firm

To the Board of Directors of
Gankit Corporation
(A Development Stage Company)
Houston, Texas

We have audited the accompanying balance sheets of Gankit Corporation (the “Company”) as of May 31, 2013 and 2012, and the related statements of operations, stockholders' deficit, and cash flows for the year ended May 31, 2013, and for the period from inception (March 8, 2012) to May 31, 2012, and for the period from inception (March 8, 2012) to May 31, 2013. These financial statements are the responsibility of the management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Gankit Corporation as of May 31, 2013 and 2012, and for the year then ended, and for the period from inception (March 8, 2012) to May 31, 2012 and 2013, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 of the financial statements, the Company’s absence of significant revenues, losses from operations, and its need for additional financing in order to fund its projected loss in 2014 raise substantial doubt about its ability to continue as a going concern. The 2013 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & ASSOCIATES LTD., LLP

Houston, Texas
August 26, 2013

GANKIT CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	May 31, 2013	May 31, 2012

ASSETS
Cash and equivalents	$23,998	$14,274
Restricted cash	9,062	7,067
Prepaid expenses and other current assets	8,183	626
Total current assets	41,243	21,967

Intangible assets, net	15,667	20,000
Total non-current assets	15,667	20,000

TOTAL ASSETS	$56,910	$41,967

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses	$22,119	$4,754
Accounts payable, related party	28,040	-
Bid deposits	4,287	2,793
Shareholder advances	100,500	-
Note payable	50,000	50,000
Total current liabilities	204,946	57,547

TOTAL LIABILITIES	204,946	57,547

Commitments

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value; 100 million shares authorized, 30,000,000 and 20,000,000 issued and outstanding at May 31, 2013 and May 31, 2012, respectively	3,000	2,000
Additional paid in capital	110,250	11,250
Deficit accumulated during the development stage	(261,286)	(28,830)

TOTAL STOCKHOLDERS' DEFICIT	(148,036)	(15,580)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$56,910	$41,967

The accompanying notes are an integral part of these financial statements

GANKIT CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Year Ended May 31, 2013	From Inception (March 8, 2012) to May 31, 2012	From Inception (March 8, 2012) to May 31, 2013
REVENUES
Revenue	$29,738	$8,982	$38,720
TOTAL REVENUES	29,738	8,982	38,720

COST OF REVENUES
Processing fees	5,695	909	6,604
Products	57,312	13,969	71,281
Total cost of revenues	63,007	14,878	77,885

Gross loss	(33,269)	(5,896)	(39,165)

OPERATING EXPENSES
General and administrative expenses	187,354	21,893	209,247
Depreciation and amortization	4,333	-	4,333
Total operating expenses	191,687	21,893	213,580

Loss from operations	(224,956)	(27,789)	(252,745)

OTHER EXPENSE
Interest expense	(7,500)	(1,041)	(8,541)
Total other expense	(7,500)	(1,041)	(8,541)

Net loss	$(232,456)	$(28,830)	$(261,286)

Net loss per share - basic and diluted	$(0.01)	$(0.00)
Weighted average number of shares outstanding – basic and diluted	21,534,247	10,476,190

The accompanying notes are an integral part of these financial statements

GANKIT CORPORATION
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ DEFICIT
From Inception (March 8, 2012) to May 31, 2013

	Common Stock
	Shares	Par Value	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit

Balance, March 8, 2012 (Inception)	-	$-	$-	$-	$-

Issuance of common stock for services	7,500,000	750	-		750
Sale of common stock for cash	12,500,000	1,250	11,250		12,500
Net loss				(28,830)	(28,830)
Balance, May 31, 2012	20,000,000	2,000	11,250	(28,830)	(15,580)

Sale of common stock for cash	10,000,000	1,000	99,000		100,000
Net loss				(232,456)	(232,456)
Balance, May 31, 2013	30,000,000	$3,000	$110,250	$(261,286)	$(148,036)

The accompanying notes are an integral part of these financial statements

GANKIT CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year Ended May 31, 2013	From Inception (March 8, 2012) to May 31, 2012	From Inception (March 8, 2012) to May 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(232,456)	$(28,830)	$(261,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	750	750
Depreciation and amortization	4,333	-	4,333

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(7,557)	(626)	(8,183)
Accounts payable and accrued expenses	17,365	4,754	22,119
Accounts payable, related party	28,040	-	28,040
Bid deposits	1,494	2,793	4,287
Net cash used in operating activities	(188,781)	(21,159)	(209,940)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	(1,995)	(7,067)	(9,062)
Purchase of intangible assets	-	(20,000)	(20,000)
Net cash used in investing activities	(1,995)	(27,067)	(29,062)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	100,000	12,500	112,500
Proceeds from shareholder advances	100,500	-	100,500
Proceeds from notes payable	-	75,000	75,000
Principal payments on notes payable	-	(25,000)	(25,000)
Net cash provided by financing activities	200,500	62,500	263,000

Net change in cash and equivalents	9,724	14,274	23,998
Cash and equivalents, beginning of period	14,274	-	-
Cash and equivalents, end of period	$23,998	$14,274	$23,998

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

GANKIT CORPORATION
(A Development Stage Company)
Notes to Financial Statements

NOTE 1.  DESCRIPTION OF COMPANY

GankIt Corp. (“GIC” or the “Company”) was incorporated in Nevada on March 8, 2012.  The Company launched its e-commerce website in May of 2012 and currently has over 8,000 members. GIC sells a multitude of consumer products including electronics, appliances, clothing, accessories, sporting goods, gift cards and more. The Company procures most of its products from Amazon.com, and drop-ships the items directly from Amazon.com to the customer. The Company's corporate headquarters are located in Houston, Texas and its fiscal year-end is May 31.

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

During an auction, the Company simultaneously offers a "bottomless shelf" of the same product that is being auctioned through its GankIt feature. Each product starts at a suggested retail price which decreases by $0.10 for each bid that is placed during the auction. At any time while an auction is in progress, participants may Gank a product at a discount to the suggested retail price by clicking the GankIt button.

NOTE 2.  GOING CONCERN

The Company sustained losses of $261,286 for the period from March 8, 2012 (inception) through May 31, 2013, and does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In addition to operational expenses, as the Company executes its business plan, it is incurring expenses related to complying with its public reporting requirements.  In order to finance these expenditures, the Company has raised capital in the form of debt, which will have to be repaid, as discussed in detail below. The Company has depended on loans from private investors for much of its operating capital.  The Company will need to raise capital or have positive cash flows from operations in the next twelve months in order to remain in business.

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

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION – The Company’s financial statements are presented in accordance with accounting principles generally accepted (GAAP) in the United States.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

DEVELOPMENT STAGE COMPANY – The Company complies with Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Statement No. 915 and Securities and Exchange Commission Industry Guide 7 for its characterization of the Company as a development stage.

USE OF ESTIMATES – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ.

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS –The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the FDIC.

RESTRICTED CASH – The Company uses CC Bill, a third party payment processor, to accept electronic payments from our customers when they purchase products on our website. Our agreement with CC Bill provides that they charge us an 8.95% processing fee on all transactions. They also hold 95% of our net cash for nine business days, and 5% of our cash for six months to defray the risk of potential voided transactions or charge backs.  Both the 95% held for nine days and the 5% held for six months is considered Restricted Cash.  Currently, all of our revenue is processed through CC Bill.

INTANGIBLE ASSETS – The Company’s policy is to capitalize intellectual property related to its website.  The Company’s intangible assets are stated at cost, less accumulated amortization. The Company will amortize its intangible assets over 5 years on a straight line basis.

The Company reviews the recoverability of it long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment will be based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.

FAIR VALUE OF FINANCIAL INSTRUMENTS – The carrying amount reported in the balance sheet for cash and cash equivalents, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company does not utilize derivative instruments.

INCOME TAXES – Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB ASC 740, Income Taxes.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

The Company applies the authoritative guidance in accounting for uncertainty in income taxes recognized in the financial statements. This guidance prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement.

BASIC AND DILUTED LOSS PER COMMON SHARE - We report both basic and diluted net loss per share. Basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive.

ADVERTISING – Advertising costs are expensed as incurred.  Advertising expense was $8,638 and $8,500 for the year ended May 31, 2013 and for the period May 31, 2012, respectively.

REVENUE RECOGNITION – The Company recognizes revenue from the sale of its website products using the following criteria:

1.	Revenue from auction and gank sales – revenue from products purchased in auctions and ganks is recognized when payment has been received and the product has been shipped.

2.
Revenue from bids – bid revenue is recognized when bids are placed in an auction or when unused bids reach their expiration date of six months from the date of purchase. Unused bids that have not reached expiration are carried on the balance sheet as a current liability.

RECENTLY ADOPTED AND RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS – Recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 4.  NOTES PAYABLE

On April 11, 2012, GIC signed a promissory note with Hillsmere S.A. in the amount of $50,000. The note bears interest at a rate of 15%, and is due and payable on April 4, 2014 and is collateralized by all of the assets of the Company.  As of May 31, 2013, the principal balance was $50,000 and accrued interest expense was $8,542.

The Company has credit cards with a financial institution totaling $18,000 that is personally guaranteed by the Company's sole director and officer. As of May 31, 2013, the balance is $12,577 on this facility, which is included with accounts payable and accrued expenses.

NOTE 5.  COMMON STOCK

The Company has authorized capital consisting of 100,000,000 shares of common stock with a par value of $0.0001 per shares.  On May 31, 2012, there were 20,000,000 shares of common stock issued and outstanding.

During the year ended May 31, 2013, we issued an additional 10,000,000 shares in exchange for $100,000 in cash.

NOTE 6.  INCOME TAXES

At May 31, 2013 and 2012, there was no provision for income taxes, current or deferred.  Components of deferred tax assets are as follows:

	May 31, 2013	May 31, 2012
Deferred tax asset:
Approximate net operating loss carry-forwards	$261,000	$29,000

Tax benefit from net operating loss carry-forwards	88,800	9,500
Valuation allowance	(88,800)	(9,500)
	$-	$-

As of May 31, 2013 and 2012, the Company had net operating loss carry forwards in the amount of approximately$261,000 and  $29,000, respectively, available to offset future taxable income through 2032.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 7.  INTANGIBLE ASSETS

On March 30, 2012, the Company entered into a related party transaction with its founder and purchased a portfolio of intangible assets for $20,000 comprising the website of GankIt.com. The following purchase price allocation was made when the assets were purchased:

Gankit.com and GanksterLoot.com domain names	$4,000
Gankit.com and GanksterLoot.com source code and databases	4,000
Trademarks related to Gankit.com and GanksterLoot.com	4,000
Gankit.com customer list	4,000
Gankit.com and GanksterLoot.com source files (ie. PSD files, artwork, and video source files)	4,000
TOTAL INTANGIBLE ASSETS	$20,000

During the year ended May 31, 2013, we began to amortize these intangible assets using the straight line method over five years.  We have amortized $4,333 of cost as of May 31, 2013.

NOTE 8.  COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Employment Agreement

On April 1, 2012, the Board of Directors entered into an employment agreement with John Arnold; at which time Mr. Arnold was serving as our sole Director and CEO.  Under the terms of his employment Mr. Arnold is to receive compensation of $7,000 per month at the earlier of such time as we achieve gross profits of $25,000 per month or until our Registration Statement becomes effective with the Securities and Exchange Commission.  During November, 2012, our Registration Statement became effective and we began accruing compensation to Mr. Arnold.  We incurred $49,000 of compensation costs through May 31, 2013, of which $28,000 is accrued as of May 31, 2013.

Concentrations

The Company currently purchases more than 95% of its products from Amazon.com, which presents a risk to the business. In the event that Amazon.com increases its prices or refuses to sell products to the Company, business operations could be adversely affected.

Lease

On June 22, 2012, the Company entered into a lease agreement for their business office with Bayou on the Bend.  The lease is on a month-to-month basis at a monthly cost of $535.  For the year ended May 31, 2013, rental expense was $5,607.

NOTE 9.  RELATED-PARTY TRANSACTIONS

For the period from March 8, 2012 (inception) through May 31, 2012, Clark Rohde, the Company's majority shareholder, was paid $2,660 for contract labor. Additionally, Mr. Rohde was paid $27,020 during the year ended May 31, 2013.  Work performed was primarily related to product listings, order processing, shipping and fulfillment, and customer service.

During the year ended May 31, 2013, our Chief Executive Officer and Chairman, John Arnold, made advances of $100,500 to the Company.  The advances are unsecured, non-interest bearing, and have no specific terms for repayment.

Also during the year ended May 31, 2013, we incurred $49,000 in compensation to Mr. Arnold, our CEO and Chairman, for compensation pursuant to our employment agreement with him.  During that period, we paid Mr. Arnold $21,000 in cash, with $28,000 of compensation still due as of May 31, 2013.

NOTE 10.  SUBSEQUENT EVENTS

On June 21, 2013, we entered into a Master Credit Agreement (the “Credit Agreement”) with Levantera SA (“Lender”), a company formed under the laws of the Republic of the Marshall Islands, to provide us a lending facility of up to $1 million.  The Company has the right to periodically prepare a Borrowing Certificate (a “Certificate”) drawing upon this facility.  At the end of each fiscal quarter, the Lender may prepare an Evidence of Indebtedness, setting forth advances, payments and interest accruals made during that quarter.  Each Certificate and the interest accrued thereon is due one year after the date of the Evidence of Indebtedness.  Interest accrued on un-matured amounts is 12% per year.  Matured, unpaid amounts accrue interest at 18% per year.

As of the date of this report, we have not submitted any Borrowing Certificate’s drawing down this facility.