Form 10-Q
period 2013-08-31
Gankit Corp
filed 2013-10-15
CIK 1552979

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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
Yes ☐       No ☑

There were 30,000,000 shares of the registrant’s common stock issued and outstanding as of October 14, 2013.

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

GANKIT CORPORATION
FINANCIAL STATEMENTS ON FORM 10-Q
AS OF AND FOR THE THREE MONTHS ENDED AUGUST 31, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GANKIT CORPORATION
BALANCE SHEETS
(Unaudited)
	August 31, 2013	May 31, 2013

ASSETS
Cash and cash equivalents	$6,485	$23,998
Restricted cash	12,219	9,062
Prepaid expenses and other current assets	1,233	8,183
Total current assets	19,937	41,243

Intangible assets, net	14,667	15,667
Total non-current assets	14,667	15,667

TOTAL ASSETS	$34,604	$56,910

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses	$19,826	$22,119
Accounts payable, related party	28,040	28,040
Customer deposits	19,568	4,287
Shareholder advances	100,500	100,500
Note payable	150,000	50,000
Total current liabilities	317,934	204,946

TOTAL LIABILITIES	317,934	204,946

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value; 100,000,000 shares authorized, 30,000,000 issued and outstanding at August 31, 2013 and May 31, 2013.	3,000	3,000
Additional paid in capital	110,250	110,250
Deficit accumulated	(396,580)	(261,286)

TOTAL STOCKHOLDERS' DEFICIT	(283,330)	(148,036)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$34,604	$56,910

The accompanying notes are an integral part of these financial statements.

GANKIT CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended August 31,
	2013	2012
REVENUES
Revenue	$53,810	$13,019
Total revenues	53,810	13,019

COST OF REVENUES
Processing fees	5,847	2,220
Products	65,746	24,569
Total cost of revenues	71,593	26,789

Gross loss	(17,783)	(13,770)

OPERATING EXPENSES
General and administrative expenses	113,166	31,187
Depreciation and amortization	1,000	1,667
Total operating expenses	114,166	32,854

Loss from operations	(131,949)	(46,624)

OTHER EXPENSE
Interest expense	(3,345)	(1,876)
Total other expense	(3,345)	(1,876)

Net loss	$(135,294)	$(48,500)

Net loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding – basic and diluted	30,000,000	20,000,000

The accompanying notes are an integral part of these financial statements.

GANKIT CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended August 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(135,294)	$(48,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,000	1,667

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,950	31
Accounts payable and accrued expenses	(2,293)	11,121
Customer deposits	15,281	(486)
Net cash used in operations	(114,356)	(36,167)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	(3,157)	4,746
Net cash provided by (used in) investing activities	(3,157)	4,746

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances from shareholders	-	25,000
Proceeds from notes payable	100,000	-
Net cash provided by financing activities	100,000	25,000

Net change in cash and cash equivalents	(17,513)	(6,421)
Cash and cash equivalents, beginning of period	23,998	14,274
Cash and cash equivalents, end of period	$6,485	$7,853

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

GANKIT CORPORATION
Notes to Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited interim financial statements of GankIt Corporation (“GankIt” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K filed with the SEC on August 29, 2013.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein.  The results of operations for our interim period are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the fiscal year ended May 31, 2013, as reported in our annual report on Form 10-K, have been omitted.

General

GankIt was incorporated in Nevada on March 8, 2012.  The Company launched its e-commerce website in May of 2012 and currently has over 25,000 members. GankIt sells a multitude of consumer products including electronics, appliances, clothing, accessories, sporting goods, gift cards and more. The Company procures most of its products from Amazon.com, and drop-ships the items directly from Amazon.com to the customer. The Company's corporate headquarters are located in Houston, Texas and its fiscal year-end is May 31.

The Company's website, GankIt.com, provides a forum where participants can either bid-to-win products or "Gank" them at a discount to suggested retail prices. When people visit the website they have the opportunity to purchase bids for $0.55 each that can be used in auctions. Each auction starts at $0.01 and increases by one penny each time a bid is placed. The last person to bid on an item is the winner and has the ability to purchase the product for the final auction price.

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

Note 2.  Going Concern

The Company realized a loss of $135,294 for the three months ended August 31, 2013 and has an accumulated deficit of $396,580.  As a result, the Company does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In addition to operational expenses, as the Company executes its business plan, it is incurring expenses related to complying with its public reporting requirements.  In order to finance these expenditures, the Company has raised capital in the form of debt, which will have to be repaid, as discussed in detail below. The Company has depended on loans from private investors and outside investors for most of its operating capital.  The Company will need to raise capital in the next twelve months in order to remain in business.

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

Note 3.  Development Stage Company

During the three months ended August 31, 2013, the company no longer meet the qualifications as a development stage company as defined by the Accounting Standards Codification No. 915 “Development Stage Entities.” Accordingly, the company is no longer reported as a development stage company.

Note 4.  Notes Payable

On April 11, 2012, GankIt signed a promissory note with Hillsmere S.A. in the amount of $50,000. The note bears interest at a rate of 15%, and becomes due and payable on April 10, 2014 and is collateralized by all of the assets of the Company.  As of August 31, 2013, the principal balance outstanding was $50,000 and accrued interest expense was $10,417.  No interest or principal payments on this note have been made since its inception.

On June 21, 2013, Gankit signed a Master Credit Agreement with Levantera, SA, a company formed under the laws of the Marshall Islands, to provide a lending facility of up to $1 million.  The Company has the right to periodically prepare a Borrowing Certificate (a “Certificate”) drawing upon this facility.  At the end of each fiscal quarter, the Lender may prepare an Evidence of Indebtedness, setting forth advances, payments and interest accruals made during that quarter.  Each Certificate and the interest accrued thereon is due one year after the date of the Evidence of Indebtedness.  Interest accrued on un-matured amounts is 12% per year.  Matured, unpaid amounts accrue interest at 18% per year.  As of August 31, 2013, we have borrowed $100,000 on this facility and accrued $1,282 in interest.  No interest or principal payments have been made as of August 31, 2013.

Note 5.  Concentrations

The Company currently purchases approximately 90% of its products from Amazon.com, which presents a risk to the business. In the event that Amazon.com increases its prices or refuses to sell products to the Company, business operations could be adversely affected.

Note 6.  Related-Party Transactions

Clark Rohde, the Company's majority shareholder, was paid $8,400 during the three months ended August 31, 2013.  Work performed was primarily related to product listings, order processing, shipping and fulfillment, and customer service.

At August 31, 2013, the Company owed $100,500 in advances to its President and CEO.  The advances are unsecured, non-interest bearing, and have no specific terms for repayment.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in connection with the Company’s financial statements and related notes thereto, as included in this report on Form 10-Q, as well as the Company’s annual report on Form 10-K, filed August 29, 2013.

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

We have developed and continue to develop a robust e-commerce website that offers a wide selection of retail products such as electronics, appliances, furniture, home furnishings, equipment and tools, toys, gift cards, automobiles and more. However, as our business is in its early stages of development, we intend to initially focus on selling products with an average price point under $500. Over the next six months, we will likely focus on selling consumer electronics such as televisions, music players, video players, computers, tablet computers, cameras, phones, and various accessories which we purchase from other retailers such as Amazon.com. Provided that our business obtains additional financing, we intend to diversify our product mix to add other products.

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

Plan of Operations

We believe that we will need to use much of our Levantera Credit Facility (see Note 4 to the financial statements), (the “Credit Facility”), to fully develop our business plan. During the next 24 months, we intend to implement our business development and marketing plan. We believe we must use at least an additional $300,000 (in addition to the already-raised $100,000 capital raise effected through the sale of common stock pursuant to our Registration Statement and the $100,000 already raised pursuant to the Credit Facility.)

We believe that the Credit Facility provides is sufficient to continue to develop our marketing plan, purchase products for auction, and hire operational personnel.  However, if we fail to produce positive cash flows before the Credit Facility is fully utilized, we will not have enough capital to hire additional employees or consultants, continue developing our marketing plan, or purchase products for auction.

We plan to implement an incremental sales and marketing program that will focus on television and internet advertising. We expect to run television commercials and employ the use of banner ads and pay-per-click ads to drive traffic to our website. In addition, we anticipate purchasing a limited amount of product inventory, which will consist primarily of consumer electronics and other consumer household products such as appliances, kitchenware, and apparel.

If our marketing and other operational efforts are successful, we will be able to purchase larger amounts of inventory at lower costs. Additionally, we expect to employ the use of similar sales and marketing devices, only on a larger scale. In addition to increasing our economies of scale related to inventory, sales and marketing efforts, we plan to hire several employees and consultants to manage the anticipated growth of our business.  New employees and consultants would be responsible for product procurement, order fulfillment, implementation and management of sales and marketing efforts, customer support, financial accounting and reporting, and conducting other daily operational tasks.

Results of Operations

Although we have generated revenues from our operations, we cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of an early stage business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies (See "Risk Factors", below). To become profitable and competitive over the long run, we must develop our business and marketing plan and execute it.

Three Months Ended August 31, 2013 and 2012

Revenues and Gross Margins

For the three months ended August 31, 2013, we generated $53,810 of revenues from operations and a gross loss (revenues minus cost of revenues) of $17,783 versus $13,019 and a gross loss of $13,770 for the same period in 2012, respectively. As such, the cost of the products we sold during the both periods in 2013 and 2012 was more than the revenue we generated from the sale of such products.

Our gross margin percentages are a directly related to the number of people we have online bidding on our products.  We began our marketing campaign to drive customers to our website during the last week of May 2013.  Since then, our membership has more than doubled.  As you can see from the following table, we have also reduced the gross loss from an average of 148% of sales during the nine months ended February 28, 2013 to 33% for the three months ended August 31, 2013.  We believe that we will continue to improve these numbers and expect the gross margin percentages to be reliably positive by the end of this fiscal year, perhaps sooner.

	Quarter Ended			Nine Months Ended 02/28/13
	08/31/12	11/30/12	02/28/13		05/31/13	08/31/13

Revenues	$13,019	$6,022	$1,094	20,135	$9,603	$53,810
Cost of sales	26,789	19,359	3,882	50,030	12,977	71,593
Gross margin	(13,770)	(13,337)	(2,788)	(29,895)	(3,374)	(17,783)
Gross margin percent	-106%	-221%	-255%	-148%	-35%	-33%

General and Administrative Expenses

For the three months ended August 31, 2013, we incurred total selling, general and administrative costs and expenses of $113,166, versus $31,187 for the same period in 2012.  The increase (or $81,979) is almost entirely due to increases in marketing costs ($29,986), increased labor costs to run our operations ($32,703) and increases in our costs associated with our statutory filing requirements under the Exchange Act ($15,552).

Depreciation and Amortization

Amortization of our intangible assets decreased from $1,667 for the three months ended August 31, 2012 to $1,000 for the same period in 2013.

Interest Expense

Interest expense went from $1,876 for the three months ended August 31, 2012 to $3,345 for the same period in 2013.  The increase is due to higher debt levels.

Liquidity and Capital Resources

As of August 31, 2013, the Company had current assets of $19,937, comprised of cash and cash equivalents of $6,485, restricted cash of $12,219, and other current assets of $1,233. In addition, the Company had net long-term assets of $14,667, comprised of intangible assets of $20,000 associated with our websites and intellectual property less the accumulated amortization of those assets of $5,333.

Restricted cash of $12,219 as of August 31, 2013, represents cash held by CC Bill as described below. Total liabilities, consisting solely of current liabilities were $317,934, comprised of outstanding notes payable of $150,000 (described below), customer deposits of $19,568, accounts payable and accrued liabilities of $19,826, unpaid salaries and expenses payable to our President and CEO, John Arnold, of $28,040, and advances from Mr. Arnold of $100,500.

We had negative working capital of $297,997 and a deficit accumulated of $396,580 as of August 31, 2013.

The Company uses CC Bill, a third party payment processor, to accept electronic payments from customers when they purchase products on our website. The Company’s agreement with CC Bill provides that CC Bill charges an 8.95% processing fee on all transactions. They also hold 95% of the Company’s net cash for nine business days, and 5% of the Company’s cash for six months to defray the risk of potential voided transactions or charge backs.

We also recently began accepting payments using PayPal, who does not restrict our use of cash, but takes a 5% processing fee.  For the three months ended August 31, 2013, 91% of our transactions went to CCBill and only 9% went to PayPal.

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

Cash Flows from Operating Activities

During the three months ended August 31, 2013 and 2012, the Company used cash in operating activities of $114,356 and $36,167, respectively. The use of cash for operating activities is predominantly attributed to our net loss.

Cash Flows from Investing Activities

During the three months ended August 31, 2013, the Company used restricted cash of $3,157 in investing activities.  The Company was provided $4,746 for the same period in 2012.

Cash Flows from Financing Activities

During the three months ended August 31, 2013, we drew down $100,000 from our Credit Facility, which comprised all of our cash provided by financing activities.  During the same period in 2012, our only activity was a $25,000 advance from a shareholder.

Capital Requirements

On June 21, 2013, Gankit signed a Master Credit Agreement with Levantera, SA (the “Credit Facility”), a company formed under the laws of the Marshall Islands, to provide a lending facility of up to $1 million (see Note 4 to the financial statements).

We believe that the Credit Facility provides is sufficient to continue to develop our marketing plan, purchase products for auction, and hire operational personnel.  However, if we fail to produce positive cash flows before the Levantera facility is fully utilized, we will not have enough capital to hire additional employees or consultants, continue developing our marketing plan, or purchase products for auction.

We plan to implement an incremental sales and marketing program that will focus on television and internet advertising. We expect to run television commercials and employ the use of banner ads and pay-per-click ads to drive traffic to our website. In addition, we anticipate purchasing a limited amount of product inventory, which will consist primarily of consumer electronics and other consumer household products such as appliances, kitchenware, and apparel.

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

Change in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K, filed with the Commission on August 29, 2013, and investors are encouraged to review such risk factors prior to making an investment in the Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended August 31, 2013.

Use of Proceeds From Sale of Registered Securities

Our Registration Statement on Form S-1 (Reg. No. 333-182761) in connection with the sale by us of up to 10 million shares of common stock for $0.01 per share, was declared effective by the SEC on November 28, 2012. We filed a final Rule 424(b)(3) prospectus relating to the offering on January 7, 2013. During the year ended May 31, 2013, the Company received $100,000 in connection with the sale of 10,000,000 shares of common stock.

 No payments for our expenses were made directly or indirectly to (1) any of our directors, officers or their associates, nor (2) any person(s) owning 10% or more of any class of our equity securities nor (3) any of our affiliates with the funds raised in the offering, which funds we have not yet officially accepted or used to date.

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
Date:  October 15, 2013