Form 10-Q
period 2013-11-30
Gankit Corp
filed 2014-01-07
CIK 1552979

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2013

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
Yes ☐       No ☑

There were 30,000,000 shares of the registrant’s common stock issued and outstanding as of January 6, 2014.

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

GANKIT CORPORATION
FINANCIAL STATEMENTS ON FORM 10-Q
AS OF AND FOR THE SIX MONTHS ENDED NOVEMBER 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GANKIT CORPORATION
BALANCE SHEETS
(Unaudited)
	November 30, 2013	May 31, 2013

ASSETS
Cash and cash equivalents	$22,330	$23,998
Restricted cash	7,676	9,062
Prepaid expenses and other current assets	4,787	8,183
Total current assets	34,793	41,243

Property, plant and equipment, net	2,426	-
Intangible assets, net	13,667	15,667
Total non-current assets	16,093	15,667

TOTAL ASSETS	$50,886	$56,910

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses	$31,620	$22,119
Accounts payable, related party	35,040	28,040
Customer deposits	43,899	4,287
Shareholder advances	100,500	100,500
Notes payable	250,000	50,000
Total current liabilities	461,059	204,946

TOTAL LIABILITIES	461,059	204,946

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value; 100 million shares authorized, 30,000,000 issued and outstanding at November 30, 2013 and May 31, 2013.	3,000	3,000
Additional paid in capital	110,250	110,250
Accumulated deficit	(523,423)	(261,286)

TOTAL STOCKHOLDERS' DEFICIT	(410,173)	(148,036)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$50,886	$56,910

The accompanying notes are an integral part of these financial statements.

GANKIT CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2013	2012	2013	2012
REVENUES
Revenue	$46,541	$6,022	$100,351	$19,041
TOTAL REVENUES	46,541	6,022	100,351	19,041

COST OF REVENUES
Processing fees	4,577	1,169	10,424	3,388
Products	51,455	18,190	117,201	42,759
Total cost of revenues	56,032	19,359	127,625	46,147

Gross loss	(9,491)	(13,337)	(27,274)	(27,106)

OPERATING EXPENSES
General and administrative expenses	110,009	34,045	223,175	65,234
Depreciation and amortization	1,069	1,000	2,069	2,667
Total operating expenses	111,078	35,045	225,244	67,901

Net loss from operations	(120,569)	(48,382)	(252,518)	(95,007)

OTHER EXPENSE
Interest expense	6,274	1,875	9,619	3,750
Total other expense	(6,274)	(1,875)	(9,619)	(3,750)

Net loss	$(126,843)	$(50,257)	$(262,137)	$(98,757)

Net loss per share - continuing operations - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average number of shares outstanding – basic and diluted	30,000,000	20,000,000	30,000,000	20,000,000

The accompanying notes are an integral part of these financial statements.

GANKIT CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended November 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(262,137)	$(98,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,069	2,667

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,396	(14)
Accounts payable and accrued expenses	9,501	29,193
Accounts payable, related party	7,000	-
Customer deposits	39,612	(7)
Net cash used in operations	(200,559)	(66,918)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	1,386	4,629
Purchases of property, plant and equipment	(2,495)	-
Net cash provided by (used in) investing activities	(1,109)	4,629

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances from shareholders	-	50,000
Proceeds from notes payable	200,000	-
Net cash provided by financing activities	200,000	50,000

Net change in cash and cash equivalents	(1,668)	(12,289)
Cash and cash equivalents, beginning of period	23,998	14,274
Cash and cash equivalents, end of period	$22,330	$1,985

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Note 2.  Going Concern

The Company realized a loss of $262,137 for the six months ended November 30, 2013 and has an accumulated deficit of $523,423.  As a result, the Company does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

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

Note 3.  Notes Payable

On April 11, 2012, GankIt signed a promissory note with Hillsmere S.A. in the amount of $50,000. The note bears interest at a rate of 15%, and becomes due and payable on April 10, 2014 and is collateralized by all of the assets of the Company.  As of November 30, 2013, the principal balance outstanding was $50,000 and accrued, unpaid interest of $12,292.  No interest or principal payments on this note have been made since its inception.

On June 21, 2013, Gankit signed a Master Credit Agreement with Levantera, SA, a company formed under the laws of the Marshall Islands, to provide a lending facility of up to $1 million.  The Company has the right to periodically prepare a Borrowing Certificate (a “Certificate”) drawing upon this facility.  At the end of each fiscal quarter, the Lender may prepare an Evidence of Indebtedness, setting forth advances, payments and interest accruals made during that quarter.  Each Certificate and the interest accrued thereon is due one year after the date of the Evidence of Indebtedness.  Interest accrued on un-matured amounts is 12% per year.  Matured, unpaid amounts accrue interest at 18% per year.  As of November 30, 2013, we have borrowed $150,000 on this facility and accrued $5,367 in interest.  No interest or principal payments have been made as of November 30, 2013.

On November 17, 2013, the Company signed a $50,000 promissory note with Shield Investments, Inc., and received the proceeds on November 22.  The note is collateralized by all of the assets of the Company. The note matures on May 17, 2014 and accrues interest at 15% per year for unmatured amounts and 25% (or the highest amount allowed by law) on matured, unpaid amounts.  As of November 30, 2013, we have not paid any interest or principal, and we have accrued $164 in interest.

Note 4.  Concentrations

The Company currently purchases approximately 90% of its products from Amazon.com, which presents a risk to the business. In the event that Amazon.com increases its prices or refuses to sell products to the Company, business operations could be adversely affected.

Note 5.  Related-Party Transactions

Clark Rohde, the Company's majority shareholder, was paid $18,900 during the six months ended November 30, 2013.  Work performed was primarily related to product listings, order processing, shipping and fulfillment, and customer service.

At November 30, 2013, the Company owed $100,500 in advances to its President and CEO.  The advances are unsecured, non-interest bearing, and have no specific terms for repayment.

During the six months ended, the Company has paid total compensation of $42,000 to its President and CEO pursuant to the Employment Agreement entered into in April 2012.  Accounts payable – related party represents the salary earned but not yet paid of $35,040 at November 30, 2013.

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

Plan of Operations

We believe that we will need to use much of our Levantera Credit Facility (see Note 3 to the financial statements), (the “Credit Facility”), to fully develop our business plan. During the next 24 months, we intend to implement our business development and marketing plan. We believe we must use at least an additional $300,000 (in addition to the already-raised $100,000 capital raise effected through the sale of common stock pursuant to our Registration Statement and the $150,000 already raised pursuant to the Credit Facility.)

We believe that the capital that the Credit Facility provides is sufficient to continue to develop our marketing plan, purchase products for auction, and hire operational personnel.  However, if we fail to produce positive cash flows before the Levantera facility is fully utilized, we will not have enough capital to hire additional employees or consultants, continue developing our marketing plan, or purchase products for auction.

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

Six Months Ended November 30, 2013 and 2012

Revenues and gross loss

For the six months ended November 30, 2013, we generated $100,351 of revenues from operations versus $19,041 for the same period in 2012 and a gross loss (revenues minus cost of revenues) of $27,274 versus $27,106 for the same period in 2012.  As such, the cost of the products we sold during the quarter was more than the revenue we generated from the sale of such products.  We increased our revenues by target marketing, driving new traffic to our website.

General and Administrative Expenses

For the six months ended November 30, 2013, we incurred total selling, general and administrative costs and expenses of $223,175, versus $65,234 for the same period in 2012.  The increase (or $157,941) is almost entirely due to increases in marketing costs (and increase of $72,356), increased labor costs to run our operations (and increase of $66,364) and increases in our costs associated with our statutory filing requirements under the Exchange Act (an increase of $16,942).

Depreciation and Amortization

Depreciation of property, plant and equipment and amortization of our intangible assets decreased from $2,667 for the six months ended November 30, 2012 to $2,069 for the same period in 2013.

Interest Expense

Interest expense went from $3,750 for the six months ended November 30, 2012 to $9,619 for the same period in 2013.  The increase is due to higher debt levels.

Three Months Ended November 30, 2013 and 2012

Revenues and Gross Margins

For the three months ended November 30, 2013, we generated $46,541 of revenues versus $6,022 for the same period in 2012 and a gross loss (revenues minus cost of revenues) of $9,491 versus $13,337 for the same period in 2012.  We increased our revenues by target marketing, driving new traffic to our website.

Our gross margin percentages are directly related to the number of people we have online bidding on our products.  We began our marketing campaign to drive customers to our website during the last week of May, 2013.  Since then, our membership has increased dramatically.  As you can see from the following table, we have also reduced the gross loss from an average of 106%, 221%, and 255% for the quarters ended August 31, 2012, November 30, 2012 and February 28, 2013, respectively to 35%, 33% and 20% for the quarters ended May 31, 2013, August 31, 2013 and November 30, 2013, respectively.  We believe that we will continue to improve these numbers and expect the gross margin percentages to be reliably positive by the end of this fiscal year, perhaps sooner.

	Quarter Ended
	08/31/12	11/30/12	02/28/13	05/31/13	08/31/13	11/30/13

Revenues	$13,019	$6,022	$1,094	$9,603	$53,810	$46,541
Gross loss	13,770	13,337	2,788	3,374	17,783	9,491
Percentage	106%	221%	255%	35%	33%	20%

General and Administrative Expenses

For the three months ended November 30, 2013, we incurred total selling, general and administrative costs and expenses of $110,009, versus $34,045 for the same period in 2012.  The increase (or $75,964) is almost entirely due to increases in marketing costs ($41,968) and increased labor costs to run our operations ($33,661).

Depreciation and Amortization

Depreciation of property, plant and equipment and amortization of our intangible assets increased from $1,000 for the three months ended November 30, 2012 to $1,069 for the same period in 2013.

Interest Expense

Interest expense went from $1,875 for the three months ended November 30, 2012 to $6,274 for the same period in 2013.  The increase is due to higher debt levels.

Liquidity and Capital Resources

As of November 30, 2013, the Company had current assets of $34,793, comprised of cash and cash equivalents of $22,330, restricted cash of $7,676, and other current assets of $4,787. In addition, the Company had net long-term assets of $16,093, comprised of intangible assets of $20,000 associated with our websites and intellectual property less the accumulated amortization of those assets of $6,333, and computer equipment with an historical cost of $2,495, less accumulated depreciation of $69.

Restricted cash of $7,676 as of November 30, 2013, represents cash held by CC Bill as described below. Total liabilities, consisting solely of current liabilities were $461,059, comprised of outstanding notes payable of $250,000 (described below), customer deposits of $43,899, accounts payable and accrued liabilities of $31,620, unpaid salaries and expenses payable to our President and CEO, John Arnold, of $35,040, and advances from Mr. Arnold of $100,500.

We had negative working capital of $426,266 and a deficit accumulated of $523,423 as of November 30, 2013.

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

We also recently began accepting payments using PayPal, who does not restrict our use of cash, but takes a 5% processing fee.  For the six months ended November 30, 2013, 76% of our transactions went to CCBill and only 24% went to PayPal.

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

Cash Flows from Operating Activities

During the six months ended November 30, 2013 and 2012, the Company used cash in operating activities of $200,559 and $66,918, respectively. The use of cash for operating activities is predominantly attributed to our net loss.  However in 2013, the effect of net loss on cash was mitigated to a large extent by customer deposits (purchase of bids by customers who, as of the date of this report, have not used them).

Cash Flows from Investing Activities

During the six months ended November 30, 2013, the Company was provided restricted cash of $1,386 in investing activities.  The Company was provided $4,629 for the same period in 2012.  Additionally, we purchased certain computer equipment for $2,495.

Cash Flows from Financing Activities

During the six months ended November 30, 2013, we drew down $150,000 from our Levantera debt facility and borrowed $50,000 from another lender, which comprised all of our cash provided by financing activities.  During the same period in 2012, our only activity was a $50,000 advance from a shareholder.

Capital Requirements

On June 21, 2013, Gankit signed a Master Credit Agreement with Levantera, SA (the “Credit Facility”), a company formed under the laws of the Marshall Islands, to provide a lending facility of up to $1 million (see Note 3 to the financial statements).

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

Change in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no unregistered sales of equity securities during the quarter ended November 30, 2013.

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
Date:  January 7, 2014