Form 10-Q
period 2014-02-28
Gankit Corp
filed 2014-04-11
CIK 1552979

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2014

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
Yes ☐       No ☑

There were 30,000,000 shares of the registrant’s common stock issued and outstanding as of April 11, 2014.

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

GANKIT CORPORATION
FINANCIAL STATEMENTS ON FORM 10-Q
AS OF AND FOR THE NINE MONTHS ENDED FEBRUARY 28, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GANKIT CORPORATION
BALANCE SHEETS
(Unaudited)

	February 28, 2014	May 31, 2013

ASSETS
Cash and cash equivalents	$14,606	$23,998
Restricted cash	12,167	9,062
Prepaid expenses and other current assets	4,459	8,183
Total current assets	31,232	41,243

Property, plant and equipment, net	2,218	-
Intangible assets, net	12,667	15,667
Total non-current assets	14,885	15,667

TOTAL ASSETS	$46,117	$56,910

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses	$63,322	$22,119
Accounts payable, related party	42,040	28,040
Customer deposits	37,521	4,287
Shareholder advances	100,500	100,500
Notes payable	350,000	50,000
Total current liabilities	593,383	204,946

TOTAL LIABILITIES	593,383	204,946

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value; 100 million shares authorized, 30,000,000 issued and outstanding at February 28, 2014 and May 31, 2013.	3,000	3,000
Additional paid in capital	110,250	110,250
Accumulated deficit	(660,516)	(261,286)

TOTAL STOCKHOLDERS' DEFICIT	(547,266)	(148,036)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$46,117	$56,910

The accompanying notes are an integral part of these financial statements.

GANKIT CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2014	2013	2014	2013
REVENUES
Revenue	$51,374	$1,094	$151,725	$20,135
TOTAL REVENUES	51,374	1,094	151,725	20,135

COST OF REVENUES
Processing fees	4,365	676	14,789	4,064
Products	42,042	3,206	159,243	45,965
Total cost of revenues	46,407	3,882	174,032	50,029
Gross profit (loss)	4,967	(2,788)	(22,307)	(29,894)

OPERATING EXPENSES
Sales and marketing expenses	73,451	-	158,323	5,241
General and administrative expenses	56,256	50,394	194,559	110,387
Depreciation and amortization	1,208	1,000	3,277	3,667
Total operating expenses	130,915	51,394	356,159	119,295

Loss from operations	(125,948)	(54,182)	(378,466)	(149,189)

OTHER EXPENSE
Interest expense	(11,145)	(1,875)	(20,764)	(5,625)
Total other expense	(11,145)	(1,875)	(20,764)	(5,625)

Net loss	$(137,093)	$(56,057)	$(399,230)	$(154,814)
Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of shares outstanding – basic and diluted	30,000,000	20,000,000	30,000,000	20,000,000

The accompanying notes are an integral part of these financial statements.

GANKIT CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended February 28,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(399,230)	$(154,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,277	3,667

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,724	275
Accounts payable and accrued expenses	41,203	13,391
Accounts payable, related party	14,000	28,000
Stock payable	-	1,500
Customer deposits	33,234	(1,157)
Net cash used in operations	(303,792)	(109,138)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	(3,105)	6,588
Purchases of property, plant and equipment	(2,495)	-
Net cash provided by (used in) investing activities	(5,600)	6,588

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances from shareholders	-	100,500
Proceeds from notes payable	300,000	-
Net cash provided by financing activities	300,000	100,500

Net change in cash and cash equivalents	(9,392)	(2,050)
Cash and cash equivalents, beginning of period	23,998	14,274
Cash and cash equivalents, end of period	$14,606	$12,224

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

General

GankIt was incorporated in Nevada on March 8, 2012.  The Company launched its e-commerce website in May of 2012 and currently has over 50,000 members. GankIt sells a multitude of consumer products including electronics, appliances, clothing, accessories, sporting goods, gift cards and more. The Company procures most of its products from Amazon.com, and drop-ships the items directly from Amazon.com to the customer. The Company's corporate headquarters are located in Houston, Texas and its fiscal year-end is May 31.

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

Note 2.  Going Concern

The Company realized a loss of $399,230 for the nine months ended February 28, 2014 and has an accumulated deficit of $660,516.  As a result, the Company does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

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

Note 3.  Notes Payable

On April 11, 2012, GankIt signed a promissory note with Hillsmere S.A. in the amount of $50,000. The note bears interest at a rate of 15%, and becomes due and payable on April 10, 2014 and is collateralized by all of the assets of the Company.  As of February 28, 2014, the principal balance outstanding was $50,000 and accrued, unpaid interest of $14,167.  No interest or principal payments on this note have been made since its inception.  On April 4, 2014, the maturity date was extended to April 4, 2015.

On June 21, 2013, Gankit signed a Master Credit Agreement with Levantera, SA, a company formed under the laws of the Marshall Islands, to provide a lending facility of up to $1 million.  The Company has the right to periodically prepare a Borrowing Certificate (a “Certificate”) drawing upon this facility.  At the end of each fiscal quarter, the Lender may prepare an Evidence of Indebtedness, setting forth advances, payments and interest accruals made during that quarter.  Each Certificate and the interest accrued thereon is due one year after the date of the Evidence of Indebtedness.  Interest accrued on un-matured amounts is 12% per year.  Matured, unpaid amounts accrue interest at 18% per year.  As of February 28, 2014, we have borrowed $150,000 on this facility and accrued $11,367 in interest.  No interest or principal payments have been made as of February 28, 2014.  Subsequent to our most recent borrowing tranche cash receipt on November 30, 2013, we have requested additional funds on this facility which have not arrived.  We conclude therefore, that no additional funds are likely to be received pursuant to this financing facility.

On November 17, 2013, the Company signed a $50,000 promissory note with Shield Investments, Inc. and received the proceeds on November 22, 2013.  The note is collateralized by all of the assets of the Company, matures on May 17, 2014 and accrues interest at 15% per year for unmatured amounts and 25% (or the highest amount allowed by law) on matured, unpaid amounts.  As of February 28, 2014, we have not paid any interest or principal, and we have accrued $2,039 in interest.

On January 13, 2014, the Company signed a $50,000 promissory note with Shield Investments, Inc. and received the proceeds on January 29, 2014.  The note is collateralized by all of the assets of the Company, matures on January 13, 2015 and accrues interest at 15% per year for unmatured amounts and 25% (or the highest amount allowed by law) on matured, unpaid amounts.  As of February 28, 2014, we have not paid any interest or principal, and we have accrued $616 in interest.

On February 10, 2014, the Company signed a $50,000 promissory note with Shield Investments, Inc. and received the proceeds on February 12, 2014.  The note is collateralized by all of the assets of the Company, matures on February 10, 2015 and accrues interest at 15% per year for unmatured amounts and 25% (or the highest amount allowed by law) on matured, unpaid amounts.  As of February 28, 2014, we have not paid any interest or principal, and we have accrued $329 in interest.

Note 4.  Concentrations

The Company currently purchases approximately 93% of its products from Amazon.com, Walmart and Apple, which presents a risk to the business. In the event that these suppliers increase their prices or refuse to sell products to the Company, business operations could be adversely affected.

Note 5.  Related-Party Transactions

Clark Rohde, the Company's majority shareholder, was paid $29,380 during the nine months ended February 28, 2014.  Work performed was primarily related to product listings, order processing, shipping and fulfillment, and customer service.

At February 28, 2014, the Company owed $100,500 in advances to its President and CEO.  The advances are unsecured, non-interest bearing, and have no specific terms for repayment.

During the nine months ended February 28, 2014, the Company has accrued total compensation of $63,000 to its President and CEO pursuant to the Employment Agreement entered into in April 2012.  Of this amount, $49,000 has been paid in cash.  Accounts payable – related party represents the salary earned but not yet paid of $42,040 at February 28, 2014.

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

Plan of Operations

We raised $100,000 in February and March 2012, effected through the sale of common stock pursuant to our Registration Statement.  Additionally, we raised $300,000 for the nine months ended February 28, 2014 by issuing promissory notes (see Note 3 to the Financial Statements) to accredited investors.

Until recently before the publication of this report on Form 10-Q, we believed that our lending facility with Levantera, SA in the Marshall Islands was sufficient to bring us to a point where the company can operate with positive cash flows from operations.  However, because the funds associated with the most recent funding request sent to Levantera has not arrived, we now believe that no additional funds will be received pursuant to this financing facility.

We believe we must raise at least an additional $300,000 (in addition to the already-raised $100,000 capital raise effected through the sale of common stock pursuant to our Registration Statement and the $350,000 already raised pursuant to debt issuances to fully implement our business plan.  However, there is no guarantee that we will be able to raise this needed capital.  If we fail to produce positive cash flows before or are not able to raise the needed capital to implement our plans, we will not have enough capital to hire additional employees or consultants, continue developing our marketing plan, or purchase products for auction.

During the three months ended February 28, 2014, we ran eleven thirty-second promotional spots on FOX and CNN which generated a significant amount of interest in our website and our products.

We plan to continue to implement an incremental sales and marketing program that will focus on television and internet advertising. We expect to run television commercials and employ the use of banner ads and pay-per-click ads to drive traffic to our website. In addition, we anticipate purchasing a limited amount of product inventory, which will consist primarily of consumer electronics and other consumer household products such as appliances, kitchenware, and apparel.

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

Results of Operations

Although we have generated revenues from our operations, we cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of an early stage business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies. To become profitable and competitive over the long run, we must develop our business and marketing plan and execute it.

Nine Months Ended February 28, 2014 and 2013

Revenues and gross profit or loss

For the nine months ended February 28, 2014, we generated $151,725 of revenues from operations versus $20,135 for the same period in 2013 and a gross loss (revenues minus cost of revenues) of $22,307 versus $29,894 for the same period in 2013.  As such, the cost of the products we sold during the quarter was more than the revenue we generated from the sale of such products.  We increased our revenues by target marketing, driving new traffic to our website.  Moreover, our gross loss for the nine months ended February 28, 2014 was 14.7% as a percentage of sales versus 148.5% for the same period in 2013.

Sales and marketing expenses

During the nine months ended February 28, 2013, we had only begun to engage in promotional activities and our marketing expenditures were only $5,241.  For the nine months ended February 28, 2014, we vastly increased our advertising budget, spending $158,323 on pay-per-click advertising and promotional television spots.

General and Administrative Expenses

For the nine months ended February 28, 2014, we incurred total general and administrative expenses of $194,559, versus $110,387 for the same period in 2013.  The $84,172 increase is principally due to increases in labor (an increase of about $60,000 over the previous year) and statutory report costs (an increase of about $20,000 over the previous year).

Depreciation and Amortization

Depreciation of equipment and amortization of our intangible assets decreased from $3,667 for the nine months ended February 28, 2013 to $3,277 for the same period in 2014.

Interest Expense

Interest expense went from $5,625 for the nine months ended February 28, 2013 to $20,764 for the same period in 2014.  The increase is due to higher debt levels.

Three Months Ended February 28, 2014 and 2013

Revenues and Gross Margins

For the three months ended February 28, 2014, we generated $51,374 of revenues versus $1,094 for the same period in 2013 and a gross profit of $4,967 versus a gross loss of $2,788 for the same period in 2013.   We increased our revenues by target marketing, driving new traffic to our website and this quarter represents the first quarter that our revenues exceed our cost of revenues, giving us a positive gross margin.

Our gross margins are directly related to the number of people we have online bidding on our products.  We began our marketing campaign to drive customers to our website during the last week of May 2013.  Since then, our membership has increased dramatically.  As you can see from the following table, we have also reduced the gross loss from an average of 221%, and 255% for the quarters ended November 30, 2012 and February 28, 2013, respectively to 35%, 33% and 20% for the quarters ended May 31, 2013, August 31, 2013 and November 30, 2013, respectively, and finally to the current quarter where our gross margins are positive.  We believe that we will continue to improve these numbers as our sales and marketing campaigns drive more Gankit customers to our website.

	Quarter Ended
	11/30/12	02/28/13	05/31/13	08/31/13	11/30/13	02/28/14
Revenues	$6,022	$1,094	$9,603	$53,810	$46,541	$51,374
Gross profit (loss)	(13,337)	(2,788)	(3,374)	(17,783)	(9,491)	4,967
Profit (loss) %	-221%	-255%	-35%	-33%	-20%	10%

Sales and Marketing Expenses

Our sales and marketing expenses were $73,451 for the three months ended February 28, 2014 versus nil during the same period in the previous year as we have begun to regularly market the website through click advertising and television spots.

General and Administrative Expenses

For the three months ended February 28, 2014, we incurred total general and administrative expenses of $56,256, versus $50,394 for the same period in 2013.  The increase represents small increases in almost all of our administrative categories.

Depreciation and Amortization

Depreciation of equipment and amortization of our intangible assets increased from $1,000 for the three months ended February 28, 2013 to $1,208 for the same period in 2014.

Interest Expense

Interest expense went from $1,875 for the three months ended February 28, 2013 to $11,145 for the same period in 2013.  The increase is due to higher debt levels.

Liquidity and Capital Resources

As of February 28, 2014, the Company had current assets of $31,232, comprised of cash and cash equivalents of $14,606, restricted cash of $12,167, and other current assets of $4,459. In addition, the Company had net long-term assets of $14,885, comprised of intangible assets of $20,000 associated with our websites and intellectual property less the accumulated amortization of those assets of $7,333, and computer equipment with an historical cost of $2,495, less accumulated depreciation of $277.

Restricted cash of $12,167 as of February 28, 2014, represents cash held by CC Bill as described below. Total liabilities, consisting solely of current liabilities were $593,383, comprised of outstanding notes payable of $350,000 (described below), customer deposits of $37,521, accounts payable and accrued liabilities of $63,322, unpaid salaries and expenses payable to our President and CEO, John Arnold, of $42,040, and advances from Mr. Arnold of $100,500.

We had negative working capital of $562,151 and an accumulated deficit of $660,516 as of February 28, 2014.

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

We also recently began accepting payments using PayPal, who does not restrict our use of cash, but takes a 5% processing fee.  We also recently began accepting payments from customers using Bank of America as a processing agent.  For the nine months ended February 28, 2014, 69% of our transactions were processed through CCBill and only 30% were processed by PayPal.  We only began processing through Bank of America during the last week of the current quarter.  Consequently only a very small percentage went through that agent.

Our arrangement with CC Bill serves to diminish our liquidity because we do not immediately receive cash when our customers process transactions. The fees that CC Bill charges also further diminish not only our liquidity, but also provide an additional layer of cost to all of our transactions.  We intend to migrate our transaction processing from CCBill to PayPal, Bank of America and other credit card processors to minimize the aforementioned cost and liquidity issues.

Cash Flows from Operating Activities

During the nine months ended February 28, 2014 and 2013, the Company used cash in operating activities of $303,792 and $109,138, respectively. The use of cash for operating activities is predominantly attributed to our net loss.  However in the current year, the effect of net loss on cash was mitigated to a large extent by customer deposits (purchase of bids by customers who, as of the date of this report, have not used them) and accounts payable and accrued liabilities, much of which is interest on notes payable which are not due until the maturity date.

Cash Flows from Investing Activities

During the nine months ended February 28, 2014, the Company used restricted cash of $3,105 in investing activities. Additionally, we purchased certain computer equipment for $2,495.

The Company was provided $6,588 for the same period in 2013.

Cash Flows from Financing Activities

During the nine months ended February 28, 2014, we drew down $150,000 from our Levantera debt facility and borrowed $150,000 from another lender, which comprised all of our cash provided by financing activities.  During the same period in 2013, we borrowed $100,500 from our President and CEO.

Capital Requirements

We believe we must raise at least an additional $300,000 (in addition to the already-raised $100,000 capital raise effected through the sale of common stock pursuant to our Registration Statement and the $350,000 already raised pursuant debt issuances to fully implement our business plan.  However, there is no guarantee that we will be able to raise this needed capital.  If we fail to produce positive cash flows before or are not able to raise the needed capital to implement our plans, we will not have enough capital to hire additional employees or consultants, continue developing our marketing plan, or purchase products for auction.

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

Change in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no unregistered sales of equity securities during the quarter ended February 28, 2014.

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
Date:  April 11, 2014