Form 10-K
period 2014-05-31
Nhale, Inc.
filed 2014-09-15
CIK 1552979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

For the fiscal year ended May 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 333-182761

Nhale, Inc.
(Formerly Gankit Corporation)

(Exact name of small business issuer as specified in its charter)

Nevada	38-3870905
(State or Other Jurisdiction of Organization)	(IRS Employer Identification #)

8300 FM 1960 West, Suite 450
Houston, Texas 77070
(Address of principal executive offices)

Registrant's telephone number, including area code: (713) 510-3559

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 31, 2013 was $0 as there was no public market for the registrant’s common stock as of that date.

The number of shares of the registrant’s common stock outstanding as of September 15, 2014: 30,000,000.

IMPORTANT INFORMATION REGARDING THIS FORM 10-K

Unless otherwise indicated, references to “we,” “us,” and “our” in this Annual Report on Form 10-K refer to Nhale, Inc. (formerly Gankit Corporation).

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

NHALE, INC. (FORMERLY GANKIT CORP.)

PART 1

Item 1. Business

Nhale Inc. (“NHLE” or the “Company”) was incorporated as GankIt Corporation in the state of Nevada on March 8, 2012, with a fiscal year end of May 31. Until May 12, 2014, we were an e-commerce business focused on selling a diverse set of products through a website that could either be won through a bidding process or purchased at a discount to the suggested retail price.

On May 12, 2014, Riverview Heights, LLC purchased 20,000,000 shares of common stock of the 30,000,000 total issued and outstanding shares common stock of Company, thus becoming the Majority Shareholder (hereafter the “Majority Shareholder”). The Majority Shareholder purchased 12,500,000 shares of common stock from Clark Rohde and 7,500,000 shares of common stock from John Arnold.

On May 13, 2014 the Majority Shareholder appointed Lance Williams as Sole Director, Chief Executive Officer and President of the Company; and concurrently therewith accepted the resignation of John Arnold from his positions of Sole Director, Chief Executive Officer and President of the Company. Concurrently the Company filed with the State of Nevada to change its name to Nhale, Inc. to better reflect its revised business model.

We have refocused the business plan to production of herbal vaporizer pens and other legal products in the consumer space focusing on the decriminalization of marijuana for medicinal purposes, a significant trend occurring in the U.S. and around the world.

OUR PRODUCT

Nhale is an herbal vaporizer pen in a convenient multi-use kit. The multi-purpose kit includes everything needed for vaporizing dry leaf herbs, waxes, oils and e-liquids.

The company began development of the Nhale brand in June 2014, obtaining the product through and outsourced manufacturer selected and engaged by the Company.

The Nhale vaporizer pen uses vaporizer technology. The unit is discreet, and we believe it may be a healthier alternative to traditional smoking. The Nhale vaporizer pen allows the user to consumer to consume the herbal product without the harmful effects and toxins produced by combustion, and eliminates the danger of second hand smoke. It produces much less odor and can be used in public places. The major benefit of the pen is that it allows the consumer to receive the effects or benefits of smoking the herbal product without the health and social risks involved with smoking. Oils and other viscous liquids can also be used with the optional glass chamber that comes with the kit. The parts are contained in an attractive case for maximum portability.

Vaporizer pens consist of three components: A battery, an atomizer and a loadable cartridge or chamber. The battery transfers energy to the atomizer. The atomizer heats the air drawn into the electronic device to a temperature high enough that it vaporizes the active ingredient in the chamber. The vapor is then inhaled into the mouth and lungs simulating the smoking experience and delivering the essential components. The simulated “smoke” is simply water vapor that evaporates in a few seconds with little lingering odor.

The Nhale vaporizer pen kit is priced competitively with the industry.

BUSINESS STRATEGY

The company recognizes two major trends: The increasing adoption of vaporizing and electronic cigarettes, or ecigs, by the world’s 1billion+ smokers, and the decriminalization of marijuana for medical use. Our efforts are centered on introducing innovative new technologies focusing on both of these market trends.

SALES AND MARKETING STRATEGY

Nhale is committed to developing key partnerships and relationships to help it establish market presence and provided full service marketing, including Internet and social media marketing in support of the product rollout. We are currently working with established retail distributors who will perform the majority of the direct product marketing as part of our agreement with them. The major distributor is Evaps Distribution and Promotions, who has signed several retailers, including 12 retail locations in Houston, Texas.

CHARACTERISTICS AND MAKE UP OF TARGET MARKET

Our current market is made up of smokers who are looking for an alternative to traditional cigarettes. In addition, there are currently 23 states that have decriminalized medical marijuana in the U.S. Both trends provide us a large pool of potential customers within two market segments.

BRAND RECOGNITION AND CHARACTERISTICS

The Nhale vaporizer is pen comes in a convenient, easy to use multi-use kit. This all-purpose set includes everything needed to vaporize dry herd, waxes, e-liquids, and oils in a convenient carrying case.

Comparable to much higher priced vape pens the Nhale vaporizer features interchangeable parts for dry leaf herbs and a glass chamber for essential oils and concentrates in an elegant, lightweight pen-style vape.

COMPETITION

There are many ecig companies on the market, many of which are made in China that compete directly in the U.S. market. This creates challenging issues as the manufacturers of these devices are also directly marketing to the customers in our market sector.

Major tobacco companies are currently moving to get ahead of the potential shift in the market by selling e-cigarettes themselves. With deep pockets, intimate knowledge of the market, powerful research and development capability and massive sales and distribution networks, they are in a position to quickly seize the majority of the market. Experts believe that the big companies will market devices that will be likely to win over more smokers.

Examples of the major competitive brands that Nhale competes against are:

Atmos
Grenco Science
Vaped
Cloud

EMPLOYEES AND EMPLOYMENT AGREEMENT

As of the date of this report, we have no employees other than Mr. Williams, our sole officer and director

Mr. Williams entered into an employment agreement with the Company on May 13, 2014 that has been ratified by the Majority Shareholder. Under the employment agreement, Mr. Williams will receive $7,500 per month to serve in the capacities of Sole Director, Chief Executive Officer and President of the Company. Mr. Williams does not own any securities of the Company, and has not entered into any compensation agreements with the Company that would provide for the issuance of common stock or stock options in exchange for services rendered.

We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our sole director and officer.

In the early stages of our business, we intend to hire independent consultants to assist in its development and execution.

GOVERNMENT REGULATIONS

The Food and Drug Administration (FDA)’s Center for Tobacco Products currently does not have authority to regulate the sale or use of e-cigarette devices as tobacco products.

Even though the FDA is not regulating e-cigarettes, local and state governments may still adopt laws regulating e-cigarettes, including restrictions on their sale or use.

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

We need to raise additional capital to implement our business plan over the next 24 months. If we are unable to obtain additional financing, our future growth, if any, could be impaired. If we fail to raise additional funding in the future, we may not have enough money to pay our legal and accounting expenses and we could be forced to curtail or abandon our business plan, causing our securities to become worthless. Additionally, even if we do raise additional funding, there can be no assurance that additional capital from outside sources will be available for our marketing and future growth, if any, or if such financing is available, that it will not involve issuing securities senior to our common stock or equity financings which are dilutive to holders of our common stock. In addition, in the event we do not raise additional capital, we may be limited in our ability to grow our Company.

The repayment of our notes payable is secured by a security interest in substantially all of our assets.

Private investors have loaned us $525,000 which was evidenced by promissory notes. These notes range in interest from 12% to 15% per annum. In the event default occurs under these notes, the interest rate increases to a range from 18% to 25%%, or the highest rate permitted by applicable law. The notes are secured by security interests in substantially all of our assets and we do not currently have sufficient funds to repay the note. If we default on the repayment of the note, the holder thereof may enforce the security interest over the assets of the Company, which if enforced could leave us without any assets, and as a result, we could be forced to curtail or abandon our current business plans and operations. If that were to happen, the value of our shares may decline or become worthless.

Our business and the success of our services could be harmed if we are unable to establish and maintain a brand image.

We believe that establishing a brand is critical to achieving acceptance of our product and to establishing key strategic relationships. As a new company with a new brand, we believe that we have little to no brand recognition with the public. We may experience difficulty in establishing a brand name that is well-known and regarded, and any brand image that we may be able to create may be quickly impaired. The importance of brand recognition will increase when and if our competitors create services that are similar to our services. Even if we are able to establish a brand image and react appropriately to changes in customer preferences, customers may consider our brand image to be less prestigious or trustworthy than those of our larger competitors. Our results of operations may be affected in the future from our brand image.

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

We are a early stage company formed recently to carry out the activities described in this report and thus have only a limited operating history upon which an evaluation of our prospects can be made. We were incorporated on March 8, 2012, and to date have been involved primarily in the development of our business plan and early-stage operations. Because we have a limited operating history there is little internal or industry-based historical financial data upon which to estimate our planned operating expenses.

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

An investment in our Company is characterized by a high degree of risk. Investors should take caution when considering our limited revenues, lack of earnings, and lengthy plans for business development and expansion. Our current operations reside entirely in the development of our products which has generated limited revenue to date (none in the case of the e-cigarette business). Although we believe that future capital investment in our website will grow our business, there can be no assurance that we will be able to effectively develop our business in a profitable manner. The success of our business depends on the ability of management to successfully develop, market, and sell new products; and generate revenues and earnings therefrom. The inability of our website to generate net income may adversely affect our financial performance and stock price.

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

We may incur substantial losses in the future as we expand our operations and invest in our inventory.

We will incur costs related to advertising our new product lines for sale. When making investments to grow our membership base and to expand our website's capabilities, it is likely that we will incur costs for a prolonged period prior to generating revenues, if any. The foregoing costs and expenses will likely give rise to substantial near-term operating losses and may prevent the Company from achieving profitability for an extended period of time. We expect to rely on equity and debt financing to fund potential operating losses and other cash requirements until we are able to generate larger profits from operations. We may experience negative cash flow, which will hamper current operations and prevent the Company from expanding. We may be unable to attain, sustain or increase profitability on a quarterly or annual basis in the future, which could require us to scale back or terminate our operations.

We will be a small player in an intensely competitive industry and may be unable to compete.

The e-cigarette industry is large and intensely competitive. Many of our competitors have substantially more financial and operational resources than we do.

Our business may be subject to new laws and regulations, a reinterpretation of existing laws, or face permitting, certification, or approval mandates from regulatory agencies.

The methods we use to sell and distribute products may be subject to oversight and/or approval from certain regulatory agencies. Should we fail to meet future regulatory standards our ability to operate may be impaired, our financial and operational performance could be adversely affected and you could lose your entire investment. The value of our shares may decline in value or become worthless.

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

Because we are almost entirely dependent on the efforts of our sole officer and director, Lance Williams, his departure or the loss of other key personnel in the future, could have a material adverse effect on our business. We do not maintain key man life insurance on Mr. Williams. Mr. Williams may terminate his employment with us at any time for any reason.

Riverview Heights, LLC (the “Majority Shareholder”) owns 66.67% of the outstanding shares of common stock and has considerable influence over the board of directors of the company. Shareholders may find that the majority shareholder’s decisions are contrary to their interests and you should not purchase shares unless you are willing to entrust all aspects of management to our largest shareholder or his successors.

Riverview Heights, LLC (the “Majority Shareholder”) owns 20,000,000 shares of common stock representing 66.67% of our outstanding common stock. As such, the Majority Shareholder will have significant control over who serves as directors of the Company and subsequently who serves as officers of the Company and in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. His interests may differ from the interests of other stockholders. All decisions regarding the management of our affairs will be made by our sole officer and director Lance Williams. Accordingly, no person should invest in the Company’s shares unless they are willing to entrust all aspects of management and control of the Company to Lance Williams and/or the Majority Shareholder.

We currently do not have agreements with any product vendors to sell products. In the event that we are not able to purchase inventory from suppliers with favorable prices and terms, it could adversely affect our operations.

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

In the event that our primary supplier increases its prices, presents unfavorable trade terms, experiences problems with quality control, becomes insolvent, or simply decides to no longer sell its products to us, our financial and operational results will be materially, adversely affected. As a result, the value of our securities may decline in value or become worthless.

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

Lance Williams is our sole officer and director. As such, he has significant control over our business direction. Additionally, as he is our only director, there are no other members of the Board of Directors available to second and/or approve related party transactions involving Mr. Williams, including the compensation Mr. Williams may be paid and the employment agreements we may enter into with Mr. Williams. Additionally, there is no segregation of duties between officers because Mr. Williams is our sole officer, and as such, he is solely responsible for the oversight of our accounting functions. Therefore, investors may perceive that because no other directors are approving related party transactions involving Mr. Williams and no other officers are approving our financial statements that such transactions are not fair to the Company and/or that such financial statements may contain errors. The price of our common stock may be adversely affected and/or devalued compared to similarly sized companies with multiple officers and directors due to the investing public’s perception of limitations facing our Company due to the fact that we only have one officer and director.

Risks Related To Our Industry

Competition from new and existing competitors within our industry could have an adverse effect on our results of operation

The e-cigarette and vaporizer industry is highly competitive. Our principal competitors include local and international companies capable of competing effectively in our markets; many of them possess substantially greater financial and other resources than we do. Additionally, our larger competitors may be able to devote greater resources to developing, promoting and selling their products and services. We may also face increased competition due to the entry of new competitors. As a result of this competition, we may experience lower sales if our prices are undercut or advanced technology is brought to market, which would likely have an adverse effect on our results of operations and force us to curtail or abandon our current business plan.

Our results of operations may be negatively affected by sustained downturns or sluggishness in the economy, which are beyond our control

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

The long-term financial condition of our businesses is dependent on the continued and secure use of the internet

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

Our shares trade under $5.00 per share and thus are considered to be a penny stock. Trading in penny stocks has many restrictions and these restrictions could severely affect the price and liquidity of our shares.

As our stock trades below $5.00 per share, our stock is known as a "penny stock," which is subject to various regulations involving disclosures to be given to you prior to the purchase of any penny stock. The U.S. Securities and Exchange Commission (the "SEC") has adopted regulations which generally define a "penny stock" to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Depending on market fluctuations, our common stock could be considered to be a "penny stock." A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established customers and accredited investors. For transactions covered by these rules, the broker/dealer must make a special suitability determination for the purchase of these securities. In addition, he must receive the purchaser's written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser. Consequently, the "penny stock" rules may restrict the ability of broker/dealers to sell our securities, and may negatively affect the ability of holders of shares of our common stock to resell them. Penny stocks are low priced securities that do not have a very high trading volume. Consequently, the price of the stock is often volatile and you may not be able to buy or sell the stock when you want to.

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

While we currently qualify as an “emerging growth company” under the Jumpstart of Business Startups Act of 2012, or the JOBS Act, when we lose that status the costs and demands placed upon our management will increase.

Once we are required to publicly report, we will continue to be deemed an emerging growth company until the earliest of (i) the last day of the fiscal year during which we had total annual gross revenues of $1 billion (as indexed for inflation); (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock under this registration statement; (iii) the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or (iv) the date on which we are deemed to be a “large accelerated filer, ” as defined by the Securities and Exchange Commission, which would generally occur upon our attaining a public float of at least $700 million. Once we lose emerging growth company status, we expect the costs and demands placed upon our management to increase, as we would have to comply with additional disclosure and accounting requirements, particularly if we would also no qualify as a smaller reporting company.

We are an “emerging growth company” and we cannot be certain that the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

The JOBS Act permits “emerging growth companies” like us, upon becoming a publicly-reporting company, to rely on some of the reduced disclosure requirements that are already available to smaller reporting companies. As long as we qualify as an emerging growth company or a smaller reporting company, we would be permitted to omit the auditor’s attestation on internal control over financial reporting that would otherwise be required by the Sarbanes-Oxley Act, as described above, and are also exempt from the requirement to submit “say-on-pay”, “say-on-pay frequency” and “say-on-parachute” votes to our stockholders and may avail ourselves of reduced executive compensation disclosure that is already available to smaller reporting companies.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of this exemption. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will cease to be an emerging growth company at such time as described in the risk factor immediately above. Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and could cause our stock price to decline.

We believe that that our securities will be listed on the OTC Bulletin Board, our securities holders may face significant restrictions on the resale of our securities due to state “Blue Sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (i) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (ii) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or the transaction must be exempt from registration. The applicable broker must be registered in that state. We do not know whether our common stock will be registered or exempt from registration under the laws of any state. Since our common stock is reported by the OTC Markets OTCQB, a determination regarding registration will be made by those broker-dealers, who serve as the market-makers for our common stock. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our common stock. The resale market for our common stock may be limited, as holders may be unable to resell their shares of common stock without the significant expense of state registration or qualification.

Our common stock is not registered under the Securities Exchange Act of 1934, as amended, and as a result we will have limited reporting duties which could make our common stock less attractive to investors.

Our common stock is not registered under the Securities Exchange Act of 1934, as amended, We will be required to register our common stock under the Exchange Act if we have, after the last day of our fiscal year, more than either (i) 2,000 shareholders of record; or (ii) 500 shareholders of record who are not accredited investors, in accordance with Section 12(g) of the Securities Exchange Act of 1934, as amended. As a result, we will be required to file annual, quarterly, and current reports pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended. So long as our common stock is not registered under the Securities Exchange Act of 1934, as amended, we will not be subject to Section 14 of the Securities Exchange Act of 1934, as amended, which, among other things, prohibits companies that have securities registered under the Securities Exchange Act of 1934, as amended, from soliciting proxies or consents from shareholders without furnishing to shareholders and filing with the Securities and Exchange Commission a proxy statement and form of proxy complying with the proxy rules. In addition, so long as our common stock is not registered under the Securities Exchange Act of 1934, as amended, our directors and executive officers and beneficial holders of 10% or more of our outstanding shares of common stock will not be subject to Section 16 of the Securities Exchange Act of 1934, as amended. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers and directs, and persons who beneficially own more than 10% of a registered class of equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Our limited reporting duties, as compared to issuers with common stock registered under Section 12(g) of the Securities Exchange Act of 1934, as amended, may make our common stock less attractive to the investing public.

Until we register our securities under Section 12(g) of the Securities Exchange Act of 1934, as amended, we will continue to voluntarily comply with the registration requirements of Section 12(g) of the Securities Exchange Act of 1934, as amended.

Item 2. Properties

We maintain our business office at 8300 FM 1960 West, Suite 450, Houston, Texas 77070. Our telephone number is (281) 671-6877.

On May 14, 2014, we entered into a lease agreement for our business office with Regus Management Group. The material terms of the lease agreement are as follows:

•	The agreement with Bayou on the Bend commenced on May 14, 2014 and expires on May 31, 2015.
•	Monthly rent of $169 is due in advance on the first day of each month.
•	Regus Management Group will provide customary utilities to us including, electricity, air conditioning and heating, hot and cold water, janitorial services, and lighting in common areas.
•	We agreed to indemnify, defend and hold harmless Regus Management Group from any loss, attorney's fees, court and other costs, or claims arising out of use of the premises.

Item 3. Legal Proceedings

We currently have no legal proceedings pending nor have any legal proceeding been threatened against us or any of our officers, directors or control persons of which we are aware.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Over the Counter Bulletin Board under the symbol “NHLE”. From June 3, 2013 to June 12, 2014 our stock traded under the symbol GANK. The following table sets forth, for the respective periods indicated, the prices of the common stock in the over-the-counter market, as reported and summarized by the OTC Bulletin Board. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Quarter ended *	Low Price	High Price

November 30, 2013	$0.30	$0.65
February 28, 2014	$0.25	$1.33
May 31, 2014	$0.14	$1.22

* Our stock began trading on November 21, 2013.

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

Holders

As of the date of this report, we had 4 shareholders of record, not including shares held at brokerage firms, and 30,000,000 shares of common stock issued and outstanding.

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

Overview

We are an early-stage company, incorporated in the State of Nevada on March 8, 2012, as a for-profit company, and an established fiscal year of May 31. We previously operated under the name Gankit Corporation while we operated a retail penny auction site. On May 12, 2014, Riverview Heights, LLC purchased 20,000,000 shares of common stock of the 30,000,000 total issued and outstanding shares common stock of Gankit Corporation becoming the Majority Shareholder and changed the nature of the business from a penny auction site to a seller of e-cigarettes.

Plan of Operation

Our plan of operation revolves around the development and commercialization of technologies related to the medical marijuana market. As more states legalize medical marijuana there will be increasing opportunities for us to commercialize new technologies designed to for this sector. The first product we have commercialized is the Nhale.

The Nhale is a herbal vaporizer pen in a convenient multi-use kit. The multi-purpose kit includes everything needed for vaporizing dry leaf herbs, waxes, oils and e-liquids.

The company began development of the Nhale brand in June 2014, obtaining the product through and outsourced manufacturer selected and engaged by the Company.

The Nhale vaporizer pen uses vaporizer technology. The unit is discreet, and we believe it may be a healthier alternative to traditional smoking. The Nhale vaporizer pen allows the user to consumer to consume the herbal product without the harmful effects and toxins produced by combustion, and eliminates the danger of second hand smoke. It produces much less odor and can be used in public places. The major benefit of the pen is that it allows the consumer to receive the effects or benefits of smoking the herbal product without the health and social risks involved with smoking. Oils and other viscous liquids can also be used with the optional glass chamber that comes with the kit. The parts are contained in an attractive case for maximum portability.

Vaporizer pens consist of three components: A battery, an atomizer and a loadable cartridge or chamber. The battery transfers energy to the atomizer. The atomizer heats the air drawn into the electronic device to a temperature high enough that it vaporizes the active ingredient in the chamber. The vapor is then inhaled into the mouth and lungs simulating the smoking experience and delivering the essential components. The simulated “smoke” is simply water vapor that evaporates in a few seconds with little lingering odor.

The Nhale vaporizer pen kit is priced competitively with the industry.

BUSINESS STRATEGY

The company recognizes two major trends: The increasing adoption of vaporizing and electronic cigarettes, or ecigs, by the world’s 1billion+ smokers, and the decriminalization of marijuana for medical use. Our efforts are centered on introducing innovative new technologies focusing on both of these market trends.

SALES AND MARKETING STRATEGY

Nhale is committed to developing key partnerships and relationships to help it establish market presence and provided full service marketing, including Internet and social media marketing in support of the product rollout. We are currently working with established retail distributors who will perform the majority of the direct product marketing as part of our agreement with them. The major distributor is Evaps Distribution and Promotions, who has signed several retailers, including 12 retail locations in Houston, Texas.

CAPITAL REQUIREMENTS

If we do not raise any additional capital we will not be able to implement any facets of our business plan.

We intend to pursue capital through public or private financing as well as borrowings and other sources, such as our equity backed loans in order to finance our business activities. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered.

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

Results of Operations

The following depiction of results of operations reflects the change in business model from Gankit Corp’s penny auction website to our current business model. The results of operations for Gankit are reflected in discontinued operations.

For the Year Ended May 31, 2014 versus 2013

We operated Nhale, Inc. for the two weeks before the end of the fiscal year and have few transactions. For all items discussed, there were no counterparts during the year ended May 31, 2013.

Sales and marketing expenses amounted to $13,490 and was comprised of promotional e-cigarette pens we purchased as promotional items.

General and administrative expenses amounted to $41,251 and consisted of consulting and contract labor.

Interest expense amounted to $3,317 and was comprised of interest on debts from May 12, 2014 to May 31, 2014.

Liquidity and Capital Resources

As of May 31, 2014

As of May 31, 2014, the Company had total assets of $17,255, comprised of cash of $16,957, and prepaid expenses of $298. Our liabilities, all of which are current liabilities, consist of $111,649 of accounts payable and accrued expenses, $16,157 of liabilities to customers who purchased bids from us during the penny auction site operations who, as of the balance sheet date, had not used them, shareholder advances of $100,500 and notes payable in the amount of $525,000.

Cash flows from Operating Activities

For the year ended May 31, 2014, we had net cash used in operations of $479,546, principally due to our net loss from operations, both continuing and discontinued. During the previous year, we had net cash used in operating activities of $188,781, all of which has been reclassified to discontinued operations.

Cash flows from Investing Activities

For the year ended May 31, 2014, we had net cash used in investing activities of $2,495, due to purchases of computer equipment. During the previous year ended May 31, 2013, we had net cash used in investing activities of $1,995, all of which has been reclassified to discontinued operations.

Cash flows from Financing Activities

For the year ended May 31, 2014, we had net cash provided by financing activities of $475,000, all of which represents the proceeds from promissory notes. Of that amount $75,000 represents promissory notes issued by Nhale, Inc. All previous promissory notes were issued by Gankit Corporation and are included in discontinued operations.

During the year ended May 31, 2013, we had $200,500 of cash provided by financing activities which have been reclassified to discontinued operations.

Capital Requirements

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

Item 8. Financial Statements and Supplementary Data

Our financial statements for the years ended May 31, 2014 and 2013 and the reports thereon of Harris & Gillespie CPAs, PLLC are included following the signature page of this Form 10-K.

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

As required by Rule 13a-15 under the Exchange Act, our chief executive officer Lance Williams, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2014. Based on that evaluation, Mr. Williams concluded that as of May 31, 2014, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended, because we do not have adequate personnel to properly segregate duties. Presuming that the Company is able to raise adequate capital for its needs (see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of estimated capital requirements), management will endeavor to take the necessary steps to correct deficiencies over the next six months including deploying an adequate system of internal controls.

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

Name	Age	Positions

Lance Williams	44	Chief Executive Officer, President, and Sole Director

Lance Williams, age 44, Chief Executive Officer, President, and Sole Director

As President and CEO of Nhale, Inc., Lance Williams is responsible for all aspects of the company’s operations, including strategic planning, sales and sales channel creation, product development, customer care, cost control/reduction and technology strategies.

Prior to joining Nhale, Williams was engaged in executive roles at leading companies with responsibility for financial administration, sales growth, marketing, and corporate strategy and planning. During his 13-year management career, Williams successfully led a variety of projects that created long-term growth and profitability in the fields of financial operations, marketing and sales.

In earlier experiences, Williams was a partner in a construction firm where he joined the management team with responsibility for financial operations.

Williams attended University of Houston Downtown and Houston Baptist University, focusing on Accounting and Business Administration.

Qualifications as Director

The Company believes that Mr. Williams' 13 plus years of experience in business development and operational management make him an extremely valuable member of our Board of Directors.

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

Conflicts of Interest

As of the date of this filing, we have no employees, other than Mr. Williams, who currently devotes approximately 40 hours per week to our business as required from time to time.

In general, officers and directors of a corporation are required to present business opportunities to the corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation's line of business; and

●	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

Board of Directors Meetings

The Company had zero formal meetings of the Board of Directors of the Company during the last fiscal year ending May 31, 2014 and instead took all actions via written consent of the sole director.

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

Our Board of Directors is comprised solely of Mr. Williams who was integral to our development and who is involved in our day to day operations. While we would prefer to have an audit committee financial expert on our Board of Directors, Mr. Williams does not have a professional background in finance or accounting. He does however have considerable education in finance. As with most small, early stage companies, until such time as our Company further develops its business, achieves a stronger revenue base and has sufficient working capital to purchase directors and officers insurance, the Company does not have any immediate prospects to attract independent directors. When the Company is able to expand its Board of Directors to include one or more independent directors, the Company intends to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and the Company is not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include "independent" directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

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

CORPORATE GOVERNANCE

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. On July 13, 2012, the Board of Directors of the Company adopted a Code of Ethics for the Company’s senior officers (currently consisting solely of Mr. Williams). Mr. Williams, as the sole director, believes that these individuals must set an exemplary standard of conduct, particularly in the areas of accounting, internal accounting control, auditing and finance. This code sets forth ethical standards to which the designated officers must adhere and other aspects of accounting, auditing and financial compliance.

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

Item 11. Executive Compensation

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our officer and sole director for the fiscal years ended May 31, 2014 and 2013.

Name and Principal Position	Year Ended May 31,	Salary ($)1	Bonus ($)	Stock Awards	Option Awards	All Other	Total
John Arnold, CEO, President and Chairman	2014	$84,000	$-	$-	$-	$-	$84,000
	2013	49,000	-	-	-	-	49,000
___________________
(1)	Includes $49,000 of unpaid salary at May 31, 2014.
(2)	Does not include any compensation to Mr. Lance Williams as he accrued no salary during the year ended May 31, 2014.

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

Employment Agreements

As of the date of this filing, we have no employees other than Mr. Williams, our sole officer and director. Mr. Williams works on our business approximately 40 hours per week. On May 13, 2014, we signed an employment agreement with Mr. Williams to serve as our President and Chief Executive Officer, which provides him with compensation of $7,500 per month.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information at August 26, 2013, with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock (based upon reports which have been filed and other information known to us), (ii) each of our directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of August 26, 2013, we had 30,000,000 shares of common stock issued and outstanding.

Title	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Greater than 5% shareholder	Riverview Heights, LLC 8300 FM 1960 West, Suite 450 Houston, Texas 77070	20,000,000	66.67%
All Officers and Directors as a Group (1 person)		-	-%

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

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

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

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual financial statements associated with the Company’s Registration statement on Form S-1, and review of the financial statements included in the Company’s Form S-1 and Form 10-Qs and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended May 31, 2014 was $26,190 and for the year ended May 31, 2013, was $14,690. LBB & Associates Ltd., LLP, was our independent registered public accounting firm until September 2, 2014. After that date, our independent registered public accounting firm is Harris & Gillespie, CPAs, PLLC.

Tax Compliance Services

None.

No other services were received or paid for to/by the Independent Auditor.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description

3.1	Certificate of Incorporation of Nhale, Inc. (formerly Gankit Corporation)1

3.2	Bylaws of Nhale, Inc. (formerly Gankit Corporation)1

4.1	Specimen Stock Certificate of Gankit Corporation

4.2	Promissory Note , dated April 11, 2012 ($50,000) payable to Hillsmere S.A.1

4.3	Extension of Promissory Note originally dated April 11, 2012 ($50,000) Payable to Hillsmere S.A.

10.1	Employment Agreement with Lance Williams*

14.1	Code of Ethics1

31.1	Section 302 Certification of Periodic Report of Principal Executive Officer*

32.1	Section 906 Certification of Periodic Report of Principal Executive Officer*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________
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

Nhale, Inc.

By:	/s/ Lance Williams
Name:	Lance Williams
Title:	Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer), President, and Sole Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lance Williams	Chief Executive Officer (Principal Executive Officer),	September 15, 2014
Lance Williams	Chief Financial Officer (Principal Financial Officer), (Principal Accounting Officer), President, and Sole Director

FINANCIAL STATEMENTS
NHALE, INC. (FORMERLY GANKIT CORPORATION)

CONTENTS

Report of Independent Registered Public Accounting Firm	F1

FINANCIAL STATEMENTS
Balance Sheets as of May 31, 2014 and 2013	F2
Statements of Operations for the years ended May 31, 2014 and 2013	F3
Statements of Stockholders’ Deficit for the two years ended May 31, 2014	F4
Statements of Cash Flows for the years ended May 31, 2014 and 2013	F5
Notes to Financial Statements	F6

HARRIS & GILLESPIE, CPAs PLLC
3901 Stone Way N., Suite 202
Seattle, Washington 98103
Phone: (206) 547-6050 Fax: (206) 548-8132
Report of Independent Public Accounting Firm

To the Board of Directors of Nhale, Inc.
(Formerly Gankit Corporation)
Houston, Texas

We have audited the accompanying balance sheets of Nhale, Inc., formerly Gankit Corporation (the “Company”) as of May 31, 2014 and 2013, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nhale, Inc. as of May 31, 2014 and 2013 and the results of its operations and cash flows for the periods then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, the company has had significant operating losses; a working capital deficiency and its need for new capital raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Harris & Gillespie CPAs PLLC
HARRIS & GILLESPIE, CPAs PLLC

Seattle. Washington
September 2, 2014

NHALE INC.
(FORMERLY GANKIT CORPORATION)
BALANCE SHEETS

	May 31, 2014	May 31, 2013

ASSETS
Cash and equivalents	$16,957	$23,998
Restricted cash	-	9,062
Prepaid expenses and other current assets	298	8,183
Total current assets	17,255	41,243

Intangible assets, net	-	15,667
Total non-current assets	-	15,667
TOTAL ASSETS	$17,255	$56,910

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses	$62,609	$22,119
Accounts payable, related party	49,040	28,040
Bid deposits	16,157	4,287
Shareholder advances	100,500	100,500
Note payable	525,000	50,000
Total current liabilities	753,306	204,946
TOTAL LIABILITIES	753,306	204,946

Commitments

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value; 100 million shares authorized, 30,000,000 issued and outstanding at May 31, 2014 and 2013	3,000	3,000
Additional paid in capital	110,250	110,250
Deficit accumulated during the development stage	(849,301)	(261,286)
TOTAL STOCKHOLDERS' DEFICIT	(736,051)	(148,036)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$17,255	$56,910

The accompanying notes are an integral part of these financial statements

NHALE INC.
(FORMERLY GANKIT CORPORATION)
STATEMENTS OF OPERATIONS

	Year Ended May 31,
	2014	2013
REVENUES
Revenue	$-	$-
TOTAL REVENUES	-	-

OPERATING EXPENSES
Sales and marketing expenses	13,490	-
General and administrative expenses	41,251	-
Depreciation and amortization	-	-
Asset impairments	14,551	-
Total operating expenses	69,292	-
Net operating loss	(69,292)	-

OTHER INCOME/(EXPENSE)
Interest expense	(3,317)	-
Total other income/(expense)	(3,317)	-
Loss from continuing operations	(72,609)
Discontinued operations	(515,406)	(232,456)
Net loss	(588,015)	(232,456)

Net loss per share - basic and fully diluted:
Discontinued operations	(0.02)	(0.01)
Continuing operations	-	-
Weighted average number of shares outstanding	30,000,000	21,534,247

The accompanying notes are an integral part of these financial statements

NHALE INC.
(FORMERLY GANKIT CORPORATION)
STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid	Accumulated Earnings
	Shares	Par Value	in Capital	or (Deficit)	Total Equity
Balance, May 31, 2012	20,000,000	2,000	11,250	(28,830)	(15,580)

Sale of common stock for cash	10,000,000	1,000	99,000		100,000
					-
Net loss				(232,456)	(232,456)
Balance, May 31, 2013	30,000,000	$3,000	$110,250	$(261,286)	$(148,036)

Net loss				(588,015)	(588,015)
Balance, May 31, 2014	30,000,000	$3,000	$110,250	$(849,301)	$(736,051)

The accompanying notes are an integral part of these financial statements

NHALE INC.
(FORMERLY GANKIT CORPORATION)
STATEMENTS OF CASH FLOWS

	Year Ended May 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss) from continuing operations	$(72,609)	$-
Net income / (loss) from discontinued operations	(515,406)	(232,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	298	-
Asset impairments	14,551	-
Adjustments from discontinued operations	93,620	43,675
Net cash provided (used )in operations – continuing operations	(57,760)	-
Net cash provided (used) in operations – discontinued operations	(421,786)	(188,781)
Net cash provided (used) in operating activities	(479,546)	(188,781)

CASH FLOWS FROM INVESTING ACTIVITIES
Continuing operations	-	-
Discontinued operations	(2,495)	(1,995)
Cash used in investing activities	(2,495)	(1,995)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	75,000	-
Cash provided by financing activities – continuing operations	75,000	-
Cash provided by financing activities – discontinued operations	400,000	200,500
	475,000	200,500

Net change in cash and equivalents	(7,041)	9,724
Cash and equivalents, beginning of period	23,998	14,274
Cash and equivalents, end of period	$16,957	$23,998

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these financial statements

NHALE INC.
(FORMERLY GANKIT CORPORATION)
Notes to Financial Statements

NOTE 1. DESCRIPTION OF COMPANY

Nhale, Inc. (“Nhale” or the “Company”) was incorporated in Nevada on March 8, 2012 as Gankit Corporation, an e-commerce website selling a multitude of consumer products including electronics, appliances, clothing, accessories, sporting goods and gift cards.

On May 12, 2014, Riverview Heights, LLC (the “Majority Shareholder”) purchased 20,000,000 shares of common stock of the 30,000,000 total issued and outstanding shares representing 66.67% of the total equity of the Company. On May 13, 2014, John Arnold resigned as Chief Executive Officer and Sole Director and the majority shareholder appointed Lance Williams as Sole Director, Chief Executive Officer and President of the Company.

The Company then ceased to operate its e-commerce website and abandoned that business model, and re-focused on the development, branding and distribution of non-flame smoking devices.

NOTE 2. GOING CONCERN

The Company sustained losses of $849,301 for the period from March 8, 2012 (inception) through May 31, 2014, and does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

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

INTANGIBLE ASSETS – As Gankit Corporation, the Company’s policy was to capitalize intellectual property related to its website. Upon change of control and change in business model, the Company’s intangible assets were impaired during the year ended May 31, 2014 to zero.

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

REVENUE RECOGNITION – During the period from inception to May 12, 2014 (the date of change of control and business plan), the Company recognized revenue from the sale of its website products using the following criteria:

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

Post May 12, 2014 (after implementation of the new business model), the Company will recognize revenues when:

1.	Risks and rewards have been transferred to our customer

2.	We have no control over goods sold

3.	Collection is reasonably assured

4.	The amount of revenue can be reasonable measured

5.	Costs of earning the revenue can be reasonably measured

In some cases, we intend to send product free of charge for promotional reasons and to place portions of our inventory with retail outlets on consignment. For promotional shipments, we will charge the cost of products to Promotional Expense when shipped. In the case of consignments of our inventories, we will count sales as revenues when cash payments are received.

RECENTLY ADOPTED AND RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS – Recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 4. NOTES PAYABLE

On April 11, 2012, the Company signed a promissory note with Hillsmere S.A. in the amount of $50,000. The note bears interest at a rate of 15%, and was due and payable on April 4, 2014, but has been extended until April 14, 2015, and is collateralized by all of the assets of the Company. As of May 31, 2014, the principal balance was $50,000 and accrued interest expense was $16,042.

On June 21, 2013, the Company signed a Master Credit Agreement with Levantera, SA, a company formed under the laws of the Marshall Islands, to provide a lending facility of up to $1 million. The Company has the right to periodically prepare a Borrowing Certificate (a “Certificate”) drawing upon this facility. At the end of each fiscal quarter, the Lender may prepare an Evidence of Indebtedness, setting forth advances, payments and interest accruals made during that quarter. Each Certificate and the interest accrued thereon is due one year after the date of the Evidence of Indebtedness. Interest accrued on un-matured amounts is 12% per year. Matured, unpaid amounts accrue interest at 18% per year. As of May 31, 2014, we have borrowed $150,000 on this facility and accrued $14,367 in interest. No interest or principal payments have been made as of May 31, 2014. Subsequent to our most recent borrowing tranche cash receipt on November 30, 2013, we have requested additional funds on this facility which have not arrived. We conclude therefore, that no additional funds are likely to be received pursuant to this financing facility.

During the year ended May 31, 2014, we signed six separate Promissory Notes to Shield Investments, Inc. (the “Shield Notes”). The aggregate proceeds from the Shield Notes is $325,000. All of them have interest rates of 15% with default rates (rates applied upon default) of 25% and mature according to the table below.

Date of Note	Maturity Date	Proceeds
11/17/13	12/31/15	$50,000
01/13/14	01/13/15	50,000
02/10/14	02/10/15	50,000
03/03/14	03/03/15	50,000
03/31/14	03/31/15	50,000
05/19/14	05/19/15	75,000
Total		$325,000

As of May 31, 2014, the aggregate amount of accrued but unpaid interest was $11,743 on the Shield notes.

NOTE 5. COMMON STOCK

The Company has authorized capital consisting of 100,000,000 shares of common stock with a par value of $0.0001 per shares. On May 31, 2012, there were 20,000,000 shares of common stock issued and outstanding.

During the year ended May 31, 2013, we issued an additional 10,000,000 shares in exchange for $100,000 in cash.

No shares were issued during the year ended May 31, 2014.

Change in Control

On May 12, 2014 Riverview Heights, LLC purchased 20,000,000 shares of common stock of the 30,000,000 total issued and outstanding shares common stock of Gankit Corporation (hereafter the “Company”) becoming the Majority Shareholder (hereafter the “Majority Shareholder”). The Majority Shareholder purchased 12,500,000 shares of common stock from Clark Rohde and 7,500,000 shares of common stock from John Arnold.

The Company then ceased to operate its e-commerce website and abandoned that business model, and re-focused on the development, branding and distribution of non-flame smoking devices.

NOTE 6. INCOME TAXES

At May 31, 2012, there was no provision for income taxes, current or deferred. Components of deferred tax assets are as follows:

	May 31, 2014	May 31, 2013
Deferred tax asset:
Approximate net operating loss carry-forwards	$-	$261,000

Tax benefit from net operating loss carry-forwards	-	88,800
Valuation allowance	-	(88,800)
	$-	$-

As of May 31, 2012, the Company had net operating loss carry forwards in the amount of approximately $261,000. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

Because of the change in control described in Note 5, Internal Revenue Code Section 382 limits the amount of net operating loss carry-forwards that can be used in periods subsequent to the change in control. Specifically, Section 382(c) limits the carry-forward to zero if the new corporation does not continue the business enterprise of the old corporation. We believe that Nhale, Inc. does not satisfy the criteria of continuity of business requirements set forth in IRC 382(c). We have therefore reset the carry-forwards to zero as of May 31, 2014.

NOTE 7. INTANGIBLE ASSETS

At May 31, 2013, the Company had a net carrying value of $15,667 in intangible assets ($20,000 of historical cost with accumulated amortization of $4,333). Intangible assets consisted of domain names, source code and databases, trademarks and customer lists.

During the year ended May 31, 2014, we amortized an additional $3,333 to amortization expense.

Because of the change in control and business plan described in Note 5, the remaining carrying value of $12,334 was impaired and is included in Asset Impairments.

NOTE 8. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Employment Agreement

On May 13, 2014, Riverview Heights, LLC, the Majority Shareholder subsequent to the change in control (see Note 5), appointed Lance Williams as Sole Director, Chief Executive Officer and President of the Company. Mr. Williams entered into an employment agreement with the Company on that date that has been ratified by the Majority Shareholder. Under the employment agreement, Mr. Williams will receive $7,500 per month to serve in the capacities of Sole Director, Chief Executive Officer and President of the Company. Mr. Williams’ compensation did not begin until after the balance sheet date.

NOTE 9. RELATED-PARTY TRANSACTIONS

For the period from March 8, 2012 (inception) through May 31, 2012, Clark Rohde, the Company's majority shareholder, was paid $2,660 for contract labor. Additionally, Mr. Rohde was paid $27,020 during the year ended May 31, 2013 and $37,830 for the year ended May 31, 2014. Work performed was primarily related to product listings, order processing, shipping and fulfillment, and customer service.

During the year ended May 31, 2013, our then Chief Executive Officer and Chairman, John Arnold, made advances of $100,500 to the Company. The advances are unsecured, non-interest bearing, and have no specific terms for repayment.

Also during the year ended May 31, 2013 and 2014, we incurred $49,000 and $84,000 in compensation to Mr. Arnold, our then CEO and Chairman, for compensation pursuant to our employment agreement with him. During those periods, we paid Mr. Arnold $21,000 and $63,000 in cash, respectively, with $28,000 and $49,000 of compensation still due as of May 31, 2013 and 2014, respectively.

NOTE 10. SUBSEQUENT EVENTS

Subsequent to May 31, 2014, we signed three additional promissory notes with Shield Investments, receiving an aggregate of $200,000.

We have evaluated subsequent events through the date of this report.