Form 10-Q
period 2014-08-31
Nhale, Inc.
filed 2014-10-02
CIK 1552979

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number:  333-182761

NHALE, INC.
(Formerly Gankit Corporation)

(Exact name of small business issuer as specified in its charter)

Nevada	38-3870905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8300 FM 1960 West, Suite 450
Houston, TX	77070
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (281) 671-6877

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 30,000,000 shares of the registrant’s common stock issued and outstanding as of September 30, 2014.

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

Unless otherwise indicated, references to “we,” “us,” and “our” in this Quarterly Report on Form 10-Q refer to Nhale, Inc.

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

2

NHALE, INC.

(Formerly Gankit Corporation)

FINANCIAL STATEMENTS ON FORM 10-Q

AS OF AND FOR THE THREE MONTHS ENDED AUGUST 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Nhale, Inc.

(Formerly Gankit Corporation)

BALANCE SHEETS

(Unaudited)

	August 31, 2014	May 31, 2014

ASSETS
Cash and equivalents	$49,850	$16,957
Prepaid expenses and other current assets	313	298
Total current assets	50,163	17,255

TOTAL ASSETS	$50,163	$17,255

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses	$74,214	$62,609
Accounts payable, related party	56,540	49,040
Customer deposits	16,157	16,157
Shareholder advances	101,336	100,500
Short-term notes payable	525,000	525,000
Total current liabilities	773,247	753,306

Long-term notes payable	200,000	-
Total non-current liabilities	200,000	-

TOTAL LIABILITIES	973,247	753,306

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value; 100 million shares authorized, 30,000,000 issued and outstanding at both August 31, 2014 and May 31, 2014.	3,000	3,000
Additional paid in capital	110,250	110,250
Accumulated deficit	(1,036,334)	(849,301)
TOTAL STOCKHOLDERS' DEFICIT	(923,084)	(736,051)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$50,163	$17,255

The accompanying notes are an integral part of these financial statements.

NHALE, INC.

(Formerly Gankit Corporation)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended August 31,
	2014	2013
REVENUES
Product sales	$-	$-
TOTAL REVENUES	-	-

COST OF REVENUES
Cost of sales	-	-
Gross profit (loss)	-	-

Gross profit	-	-

OPERATING EXPENSES
Sales and marketing expenses	18,485	-
General and administrative expenses	145,301	-
Total operating expenses	163,786	-
Net loss from operations	(163,786)	-

OTHER INCOME/(EXPENSE)
Interest expense	(23,247)	-
Total other income/(expense)	(23,247)	-

Net loss from continuing operations	(187,033)	-
Loss from discontinued operations	-	(135,294)
Net loss	$(187,033)	(135,294)

Net loss per share - basic and diluted:
From discontinued operations	-	$-
From continuing operations	(0.01)	-
Weighted average number of shares outstanding	30,000,000	30,000,000

The accompanying notes are an integral part of these financial statements.

NHALE, INC.

(Formerly Gankit Corporation)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended August 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss) from continuing operations	$(187,033)	$-
Net income / (loss) from discontinued operations	-	(135,294)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(15)	-
Accounts payable and accrued expenses	11,605	-
Accounts payable, related party	7,500	-
Adjustments from discontinued operations	-	20,938

Cash used in operating activities - continuing operations	(167,943)	-
Cash used in operating activities - discontinued operations	-	(114,356)
Cash used in operating activities	(167,943)	(114,356)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used in investing activities - continuing operations	-	-
Cash used in investing activities - discontinued operations	-	(3,157)
Cash used in investing activities	-	(3,157)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from shareholders	836
Proceeds from notes payable	200,000	-

Cash provided by financing activities - continuing operations	200,836	-
Cash provided by financing activities - discontinued operations	-	100,000
Cash provided by financing activities	200,836	100,000

Net change in cash and equivalents	32,893	(17,513)
Cash and equivalents, beginning of period	16,957	23,998
Cash and equivalents, end of period	$49,850	$6,485

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these financial statements.

NHALE, INC.

(Formerly Gankit Corporation)

Notes to Financial Statements

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim financial statements of Nhale, Inc. (formerly Gankit Corporation) (“NHLE” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K filed with the SEC on September 15, 2014.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein.  The results of operations for our interim period are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the fiscal year ended May 31, 2014, as reported in our annual report on Form 10-K, have been omitted.

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

Note 2. Going Concern

The Company realized a loss of $187,033 for the three months ended August 31, 2014 and has an accumulated deficit of $1,036,334.  As a result, the Company does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

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

Note 3. Notes Payable

Discussions of promissory notes issued prior to May 31, 2014 are included in our Form 10-K as of May 31, 2014 filed with the Securities and Exchange Commission on September 15, 2014 and are incorporated here by reference.  Unpaid principal on these promissory notes amounted to $525,000 at May 31, 2014, with accrued but unpaid interest of $42,152.  No principal or interest payments have been made on these debts for the three months ended August 31, 2014.  During the three months ended August 31, 2014, we have accrued an additional $18,563 of interest on these debts existing at May 31, 2014.  At August 31, 2014, unpaid interest was $60,715.

During the three months ended August 31, 2014, we issued three new promissory notes to Shield Investments, Inc. of $75,000, $75,000 and $50,000.  These promissory notes mature on May 19, 2016, June 29, 2016 and August 18, 2016, respectively.  Each has a nominal interest rate of 15% with default rates (upon default) of 25%.  During the three months ended August 31, 2014 we accrued $4,685 on interest on these new debts.

Note 4. Related-Party Transactions

Included in the balance sheet item Accounts Payable, Related Party is $7,500 of unpaid salary to our current Chief Executive Officer, Lance Williams and $49,040 of unpaid salaries of our previous Chief Executive Officer, John Arnold.

Note 5. Capital Structure

The Company has authorized capital consisting of 100,000,000 shares of common stock with a par value of $0.0001 per shares. On May 31, 2012, there were 20,000,000 shares of common stock issued and outstanding.

During the year ended May 31, 2013, we issued an additional 10,000,000 shares in exchange for $100,000 in cash.

No shares were issued during the year ended May 31, 2014 or the three months ended August 31, 2014.

Note 6. Subsequent Events

This report evaluates events for inclusion herein through the date the report is filed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in connection with the Company’s financial statements and related notes thereto, as included in this report on Form 10-Q, as well as the Company’s annual report on Form 10-K, filed September 15, 2014.

Organization and Basis of Presentation

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

Plan of Operations

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

Results of Operations

We have not generated any revenues from operations and we cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of an early stage business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies (See "Risk Factors", below). To become profitable and competitive over the long run, we must develop our business and marketing plan and execute it.

Three Months Ended August 31, 2014 versus 2013

Net Loss from Operations - During the three months ended August 31, 2014, we expended $18,485 on sales and marketing efforts, $145,301 on general and administrative activities and had a net loss from continuing operations of $163,786.  We cannot compare the result of our operation with the same period in 2013 because during that period, we operated as Gankit Corporation which has since been discontinued.

Interest expense – during the three months ended August 31, 2014, we incurred $23,247 of interest charges on our outstanding promissory notes payable.  We cannot compare interest expense with the same period in 2013 because during that period, we operated as Gankit Corporation which has since been discontinued.

Net loss from continuing operations for the three months ended August 31, 2014 was $187,033 versus that from discontinued operations (Gankit Corporation) during the same period in 2013 of $135,294.

Liquidity and Capital Resources

As of August 31, 2014, the Company had current assets of $50,163, comprised of cash and cash equivalents of $49,850 and other current assets of $313.

We had negative working capital of $723,084 and a deficit accumulated of $1,036,334 as of August 31, 2014.

Cash Flows from Operating Activities

During the three months ended August 31, 2014 the Company used cash in operating activities of $167,943. The use of cash from operating activities is predominantly attributed to our net loss.  We cannot compare cash flows from operating activities with the same period in 2013 because during that period, we operated as Gankit Corporation which has since been discontinued.

Cash Flows from Investing Activities

During the three months ended August 31, 2014, the Company had no cash flow from investing activities, either negative or positive.  We cannot compare cash flows from investing activities with the same period in 2013 because during that period, we operated as Gankit Corporation which has since been discontinued.

Cash Flows from Financing Activities

During the three months ended August 31, 2014, we received $200,000 in proceeds from promissory notes and $836 in advances from shareholders. We cannot compare cash flows from investing activities with the same period in 2013 because during that period, we operated as Gankit Corporation which has since been discontinued.

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

Change in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K, filed with the Commission on September 15, 2014, and investors are encouraged to review such risk factors prior to making an investment in the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended August 31, 2014.

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

 ______

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

Nhale, Inc.

Date: September 30, 2014	By:	/s/ Lance Williams
Lance Williams
Chairman of the Board and CEO
(Principal Executive Officer and
Principal Accounting Officer)

