Form 10-Q
period 2014-11-30
Nhale, Inc.
filed 2015-01-16
CIK 1552979

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

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

There were 30,000,000 shares of the registrant’s common stock issued and outstanding as of January 15, 2015.

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

2

NHALE, INC.

(Formerly Gankit Corporation)

FINANCIAL STATEMENTS ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NHALE, INC.

(Formerly Gankit Corporation)

BALANCE SHEETS

	Nov 30, 2014 (Unaudited)	May 31, 2014 (Audited)

ASSETS

Cash and equivalents	$10,566	$16,957
Prepaid expenses and other current assets	9,260	298
Total current assets	19,826	17,255

TOTAL ASSETS	$19,826	$17,255

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable and accrued expenses	$103,414	$62,609
Accounts payable, related party	-	49,040
Customer deposits	-	16,157
Shareholder advances	-	100,500
Short-term notes payable	400,376	525,000
Total current liabilities	503,790	753,306

Long-term notes payable	625,000	-
Total non-current liabilities	625,000	-

TOTAL LIABILITIES	1,128,790	753,306

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value; 100 million shares authorized, 30,000,000 issued and outstanding at both November 30, 2014 and May 31, 2014.	3,000	3,000
Additional paid in capital	110,250	110,250
Accumulated deficit	(1,222,214)	(849,301)
TOTAL STOCKHOLDERS' DEFICIT	(1,108,964)	(736,051)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$19,826	$17,255

The accompanying notes are an integral part of these financial statements.

NHALE, INC.

(Formerly Gankit Corporation)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2014	2013	2014	2013

REVENUES AND GROSS PROFIT
Revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-

OPERATING EXPENSES
Sales and marketing expenses	23,849	-	42,334	-
General and administrative expenses	148,200	-	293,501	-
Total operating expenses	172,049	-	335,835	-
Net loss from operations	(172,049)	-	(335,835)	-

OTHER INCOME/(EXPENSE)
Interest expense	(29,988)	-	(53,235)	-
Other income	16,157	-	16,157	-
Total other income/(expense)	(13,831)	-	(37,078)	-

Net loss from continuing operations	(185,880)	-	(372,913)	-
Loss from discontinued operations	-	(126,843)	-	(262,137)
Net loss	$(185,880)	$(126,843)	$(372,913)	$(262,137)

Net loss per share - basic and diluted:
From discontinued operations	$-	$-	$-	$(0.01)
From continuing operations	(0.01)	-	(0.01)	-
Weighted average number of shares outstanding	30,000,000	30,000,000	30,000,000	30,000,000

The accompanying notes are an integral part of these financial statements.

NHALE, INC.

(Formerly Gankit Corporation)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended November 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss) from continuing operations	$(372,913)	$-
Net income / (loss) from discontinued operations	-	(262,137)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(8,962)	-
Accounts payable and accrued expenses	41,641	-
Customer deposits	(16,157)	-
Adjustments from discontinued operations	-	61,578
Cash used in operating activities - continuing operations	(356,391)	-
Cash used in operating activities - discontinued operations	-	(200,559)
Cash used in operating activities	(356,391)	(200,559)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used in investing activities - discontinued operations	-	(1,109)
Cash used in investing activities	-	(1,109)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	350,000	-

Cash provided by financing activities - continuing operations	350,000	-
Cash provided by financing activities - discontinued operations	-	200,000
Cash provided by financing activities	350,000	200,000

Net change in cash and equivalents	(6,391)	(1,668)
Cash and equivalents, beginning of period	16,957	23,998
Cash and equivalents, end of period	$10,566	$22,330

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

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

CASH AND CASH EQUIVALENTS – The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the FDIC.

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

BASIC AND DILUTED LOSS PER COMMON SHARE – We report both basic and diluted net loss per share. Basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive.

REVENUE RECOGNITION – The Company recognizes revenues when:

•	Risks and rewards have been transferred to our customer
•	We have no control over goods sold
•	Collection is reasonably assured
•	The amount of revenue can be reasonable measured
•	Costs of earning the revenue can be reasonably measured

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

Note 2. Going Concern

The Company realized a loss of $372,913 for the six months ended November 30, 2014 and has an accumulated deficit of $1,222,214. As a result, the Company does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

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

Note 3. Notes Payable

Discussions of promissory notes issued prior to May 31, 2014 are included in our Form 10-K as of May 31, 2014 filed with the Securities and Exchange Commission on September 15, 2014 and are incorporated here by reference. Unpaid principal on these promissory notes amounted to $525,000 at May 31, 2014, with accrued but unpaid interest of $42,152. No principal or interest payments have been made on these debts for the six months ended November 30, 2014. During the six months ended November 30, 2014, we have accrued an additional $37,125 of interest on these debts existing at May 31, 2014. At November 30, 2014, unpaid interest on debts existing at May 31, 2014 was $79,277.

During the six months ended November 30, 2014, we issued six new promissory notes with an aggregate nominal value of $350,000. These promissory notes mature between May 19, 2016 and November 14, 2016. Each has a nominal interest rate of 15% with default rates (upon default) of 25%. During the six months ended November 30, 2014 we accrued $16,110 on interest on these new debts.

Also during the six months ended November 30, 2014, we received extensions on $150,000 of debt, $100,000 of which was due August 31, 2014 and $50,000 of which was due November 30, 2014. Both these amounts have been extended until December 31, 2015.

Note 4. Capital Structure

The Company has authorized capital consisting of 100,000,000 shares of common stock with a par value of $0.0001 per shares. We had 30,000,000 shares issued and outstanding at May 31 and November 30, 2014. There are no convertible instruments or any other potentially dilutive securities outstanding.

Note 5. Income Taxes

At May 31, 2014, there was no provision for income taxes, current or deferred. Components of deferred tax assets are as follows:

	11/30/14	05/31/14
Deferred tax asset:
Approximate net operating loss carry-forwards	$372,913	$-

Tax benefit from net operating loss carry-forwards	123,061	-
Valuation allowance	$(123,061)	-
	-	$-

As of May 31, 2014, the Company had net operating loss carry forwards in the amount of approximately $849,301. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

Because of the change in control described in Note 5 to the financial statements of Form 10-K as of May 31, 2014, Internal Revenue Code Section 382 limits the amount of net operating loss carry-forwards that can be used in periods subsequent to the change in control. Specifically, Section 382(c) limits the carry-forward to zero if the new corporation does not continue the business enterprise of the old corporation. We believe that Nhale, Inc. does not satisfy the criteria of continuity of business requirements set forth in IRC 382(c). We have therefore reset the carry-forwards to zero as of May 31, 2014 and have considered only losses occurring after that.

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

Organization and Basis of Presentation

Nhale, Inc. (“NHLE” or the “Company”) was incorporated as GankIt Corporation in the state of Nevada on March 8, 2012, with a fiscal year end of May 31. Until May 12, 2014, we were an e-commerce business focused on selling a diverse set of products through a website that could either be won through a bidding process or purchased at a discount to the suggested retail price.

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

Six Months Ended November 30, 2014 versus 2013

Net Loss from Operations - During the six months ended November 30, 2014, we expended $42,334 on sales and marketing efforts, $293,501 on general and administrative activities and had a net loss from continuing operations of $335,835. We cannot compare the result of our operation with the same period in 2013 because during that period, we operated as Gankit Corporation which has since been discontinued.

Interest expense – during the six months ended November 30, 2014, we incurred $53,235 of interest charges on our outstanding promissory notes payable. We cannot compare interest expense with the same period in 2013 because during that period, we operated as Gankit Corporation which has since been discontinued.

Net loss from continuing operations for the six months ended November 30, 2014 was $372,913 versus that from discontinued operations (Gankit Corporation) during the same period in 2013 of $262,137.

Three Months Ended November 30, 2014 versus 2013

Net Loss from Operations - During the three months ended November 30, 2014, we expended $23,849 on sales and marketing efforts, $148,200 on general and administrative activities and had a net loss from continuing operations of $172,049. We cannot compare the result of our operation with the same period in 2013 because during that period, we operated as Gankit Corporation which has since been discontinued.

Interest expense – during the three months ended November 30, 2014, we incurred $29,988 of interest charges on our outstanding promissory notes payable. We cannot compare interest expense with the same period in 2013 because during that period, we operated as Gankit Corporation which has since been discontinued.

Net loss from continuing operations for the three months ended November 30, 2014 was $185,880 versus that from discontinued operations (Gankit Corporation) during the same period in 2013 of $126,843.

Liquidity and Capital Resources

As of November 30, 2014, the Company had current assets of $19,826, comprised of cash and cash equivalents of $10,566 and prepaid expenses and other current assets of $9,260.

We had negative working capital of $633,964 and a deficit accumulated of $1,222,214 as of November 30, 2014.

Cash Flows from Operating Activities

During the six months ended November 30, 2014 the Company used cash in operating activities of $356,391. The use of cash from operating activities is predominantly attributed to our net loss. We cannot compare cash flows from operating activities with the same period in 2013 because during that period, we operated as Gankit Corporation which has since been discontinued.

Cash Flows from Investing Activities

During the three months ended November 30, 2014, the Company had no cash flow from investing activities, either negative or positive. We cannot compare cash flows from investing activities with the same period in 2013 because during that period, we operated as Gankit Corporation which has since been discontinued.

Cash Flows from Financing Activities

During the three months ended November 30, 2014, we received $350,000 in proceeds from promissory notes. We cannot compare cash flows from investing activities with the same period in 2013 because during that period, we operated as Gankit Corporation which has since been discontinued.

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

Change in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended November 30, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS++	XBRL Instance Document

101.SCH++	XBRL Taxonomy Extension Schema Document

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB++	XBRL Taxonomy Extension Label Linkbase Document

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document

____________

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

Nhale, Inc.

Date: January 15, 2015	By:	/s/ Lance Williams
Lance Williams
Chairman of the Board and CEO
(Principal Executive Officer and
Principal Accounting Officer)

