Form 10-K/A
period 2014-05-31
Nhale, Inc.
filed 2015-03-04
CIK 1552979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K /A or any amendment to this Form 10-K /A. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Amendment No. 2 is being filed solely for the purpose of inserting the disclosure required by Item 308(a) of Regulation S-K related to management’s annual report on internal control over financial reporting, and to insert, on Exhibit 31.1, in the introduction to paragraph 4 and omitted paragraph 4(b) the reference to internal control over financial reporting as required by Item 601(b)(31)(i). These items were inadvertently omitted from the initial filing.

2

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description

3.1	Certificate of Incorporation of Nhale, Inc. (formerly Gankit Corporation)1

3.2	Bylaws of Nhale, Inc. (formerly Gankit Corporation)1

4.1	Specimen Stock Certificate of Gankit Corporation

4.2	Promissory Note , dated April 11, 2012 ($50,000) payable to Hillsmere S.A.1

4.3	Extension of Promissory Note originally dated April 11, 2012 ($50,000) Payable to Hillsmere S.A.

10.1	Employment Agreement with Lance Williams

14.1	Code of Ethics1

31.1	Section 302 Certification of Periodic Report of Principal Executive Officer*

32.1	Section 906 Certification of Periodic Report of Principal Executive Officer*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

Nhale, Inc.

Date: March 4, 2015	By:	/s/ Lance Williams
	Name:	Lance Williams
	Title:	Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer), President, and Sole Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lance Williams	Chief Executive Officer (Principal Executive Officer),	March 4, 2015
Lance Williams	Chief Financial Officer (Principal Financial Officer), (Principal Accounting Officer), President, and Sole Director

4