Form 10-Q/A
period 2014-08-31
Nhale, Inc.
filed 2015-03-19
CIK 1552979

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 is being filed solely for the purpose of inserting the disclosure required by Item 308(a) of Regulation S-K related to management’s quarterly report on internal control over financial reporting, and to insert, on Exhibit 31.1, in the introduction to paragraph 4 and omitted paragraph 4(b) the reference to internal control over financial reporting as required by Item 601(b)(31)(i). These items were inadvertently omitted from the initial filing.

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

Nhale, Inc.

Date: March 19, 2015	By:	/s/ Lance Williams
Lance Williams
Chairman of the Board and CEO
(Principal Executive Officer and
Principal Accounting Officer)

4