Form 10-Q
period 2015-02-28
Nhale, Inc.
filed 2015-04-14
CIK 1552979

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There were 30,000,000 shares of the registrant’s common stock issued and outstanding as of April 14, 2015.

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

2

NHALE, INC.

(Formerly Gankit Corporation)

FINANCIAL STATEMENTS ON FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

Nhale, Inc.

(Formerly Gankit Corporation)

BALANCE SHEETS

	Feb 28, 2015	May 31, 2014
	(Unaudited)	(Audited)
ASSETS
Cash and equivalents	$831	$16,957
Prepaid expenses and other current assets	-	298
Total current assets	831	17,255

TOTAL ASSETS	$831	$17,255

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses	$171,971	$62,609
Accounts payable, related party	187	49,040
Customer deposits	-	16,157
Shareholder advances	-	100,500
Short-term notes payable	600,376	525,000
Total current liabilities	772,534	753,306

Long-term notes payable	525,000	-
Total non-current liabilities	525,000	-

TOTAL LIABILITIES	1,297,534	753,306

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value; 100 million shares authorized, 30,000,000 issued and outstanding at both February 28, 2015 and May 31, 2014.	3,000	3,000
Additional paid in capital	110,250	110,250
Accumulated deficit	(1,409,953)	(849,301)
TOTAL STOCKHOLDERS' DEFICIT	(1,296,703)	(736,051)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$831	$17,255

The accompanying notes are an integral part of these financial statements.

NHALE, INC.

(Formerly Gankit Corporation)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2015	2014	2015	2014

REVENUES AND GROSS PROFIT
Revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-

OPERATING EXPENSES
Sales and marketing expenses	40,650	-	82,984	-
General and administrative expenses	113,707	-	407,208	-
Total operating expenses	154,357	-	490,192	-
Net loss from operations	(154,357)		(490,192)	-

OTHER INCOME/(EXPENSE)
Interest expense	(33,382)	-	(86,617)	-
Other income	-	-	16,157	-
Total other income/(expense)	(33,382)	-	(70,460)	-

Net loss from continuing operations	(187,739)	-	(560,652)	-
Loss from discontinued operations	-	(137,093)	-	(399,230)
Net loss	$(187,739)	$(137,093)	$(560,652)	$(399,230)

Net loss per share - basic and diluted:
From discontinued operations	$-	$-	$-	$(0.01)
From continuing operations	(0.01)	-	(0.02)	-
Weighted average number of shares outstanding	30,000,000	30,000,000	30,000,000	30,000,000

The accompanying notes are an integral part of these financial statements.

NHALE, INC.

(Formerly Gankit Corporation)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended February 28,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss) from continuing operations	$(560,652)	$-
Net income/(loss) from discontinued operations	-	(399,230)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	298	-
Accounts payable and accrued expenses	110,385	-
Customer deposits	(16,157)	-
Adjustments from discontinued operations	-	95,438
Cash used in operating activities - continuing operations	(466,126)	-
Cash used in operating activities - discontinued operations	-	(303,792)
Cash used in operating activities	(466,126)	(303,792)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used in investing activities - discontinued operations	-	(5,600)
Cash used in investing activities	-	(5,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	450,000	-

Cash provided by financing activities - continuing operations	450,000	-
Cash provided by financing activities - discontinued operations	-	300,000
Cash provided by financing activities	450,000	300,000

Net change in cash and equivalents	(16,126)	(9,392)
Cash and equivalents, beginning of period	16,957	23,998
Cash and equivalents, end of period	$831	$14,606

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

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

Note 2. Going Concern

The Company realized a loss of $560,652 for the nine months ended February 28, 2015 and has an accumulated deficit of $1,409,953. As a result, the Company does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

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

Note 3. Notes Payable

Discussions of promissory notes issued prior to May 31, 2014 are included in our Form 10-K as of May 31, 2014 filed with the Securities and Exchange Commission on September 15, 2014 and are incorporated here by reference. Unpaid principal on these promissory notes amounted to $525,000 at May 31, 2014, with accrued but unpaid interest of $42,152. No principal or interest payments have been made on these debts for the nine months ended February 28, 2015. During the nine months ended February 28, 2015, we have accrued an additional $55,688 of interest on these debts existing at May 31, 2014. At February 28, 2015, unpaid interest on debts existing at May 31, 2014 was $97,840.

During the nine months ended February 28, 2015, we issued eight new promissory notes with an aggregate nominal value of $450,000. These promissory notes mature between May 19, 2016 and February 18, 2017. Each has a nominal interest rate of 15% with default rates (upon default) of 25%. During the nine months ended February 28, 2015 we accrued $30,930 on interest on these new debts.

Also during the nine months ended February 28, 2015, we received extensions on $450,000 of debts that had maturity dates before or very soon after February 28, 2015. These amounts have been extended until December 31, 2015.

Note 4. Capital Structure

The Company has authorized capital consisting of 100,000,000 shares of common stock with a par value of $0.0001 per shares. We had 30,000,000 shares issued and outstanding at May 31, 2014 and February 28, 2015. There are no convertible instruments or any other potentially dilutive securities outstanding.

Note 5. Income Taxes

At May 31, 2014, there was no provision for income taxes, current or deferred. Components of deferred tax assets are as follows:

	11/30/14	05/31/14
Deferred tax asset:
Approximate net operating loss carry-forwards	$560,652	$-

Tax benefit from net operating loss carry-forwards	185,015	-
Valuation allowance	(185,015)	-
	$-	$-

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

Note 6. Subsequent Events

On March 11, 2015, the Company received the proceeds of a $50,000 promissory note. On March 12, 2015, the Company paid one promissory note in the amount of $50,000.

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

Nine Months Ended February 28, 2015 versus 2014

Net Loss from Operations - During the nine months ended February 28, 2015, we expended $82,984 on sales and marketing efforts, $407,208 on general and administrative activities and had a net loss from continuing operations of $560,652. We cannot compare the result of our operation with the same period in 2014 because during that period, we operated as Gankit Corporation which has since been discontinued.

Interest expense – during the nine months ended February 28, 2015, we incurred $86,617 of interest charges on our outstanding promissory notes payable. We cannot compare interest expense with the same period in 2014 because during that period, we operated as Gankit Corporation which has since been discontinued.

Net loss from continuing operations for the nine months ended February 28, 2015 was $560,652 versus that from discontinued operations (Gankit Corporation) during the same period in 2014 of $399,230.

Three Months Ended February 28, 2015 versus 2014

Net Loss from Operations - During the three months ended February 28, 2015, we expended $40,650 on sales and marketing efforts, $113,707 on general and administrative activities and had a net loss from continuing operations of $187,739. We cannot compare the result of our operation with the same period in 2014 because during that period, we operated as Gankit Corporation which has since been discontinued.

Interest expense – during the three months ended February 28, 2015, we incurred $33,382 of interest charges on our outstanding promissory notes payable. We cannot compare interest expense with the same period in 2014 because during that period, we operated as Gankit Corporation which has since been discontinued.

Net loss from continuing operations for the three months ended February 28, 2015 was $187,739 versus that from discontinued operations (Gankit Corporation) during the same period in 2014 of $137,093.

Liquidity and Capital Resources

We had negative working capital of $771,703 and a deficit accumulated of $1,409,953 as of February 28, 2015.

Cash Flows from Operating Activities

During the nine months ended February 28, 2015 the Company used cash in operating activities of $466,126. The use of cash from operating activities is predominantly attributed to our net loss. We cannot compare cash flows from operating activities with the same period in 2014 because during that period, we operated as Gankit Corporation which has since been discontinued.

Cash Flows from Investing Activities

During the nine months ended February 28, 2015, the Company had no cash flow from investing activities, either negative or positive. We cannot compare cash flows from investing activities with the same period in 2014 because during that period, we operated as Gankit Corporation which has since been discontinued.

Cash Flows from Financing Activities

During the three months ended February 28, 2015, we received $450,000 in proceeds from promissory notes. We cannot compare cash flows from investing activities with the same period in 2014 because during that period, we operated as Gankit Corporation which has since been discontinued.

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

Change in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no unregistered sales of equity securities during the quarter ended February 28, 2015.

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

________________

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

Nhale, Inc.

Date: April 14, 2015	By:	/s/ Lance Williams
Lance Williams
Chairman of the Board and CEO
(Principal Executive Officer and
Principal Accounting Officer)

