Form 10-K
period 2015-05-31
Nhale, Inc.
filed 2016-06-22
CIK 1552979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

For the fiscal year ended May 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission File Number 333-182761

Nhale, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	38-3870905
(State or Other Jurisdiction of Organization)	(IRS Employer Identification #)

422 E. Vermijo Ave. Suite 19
Colorado Springs, CO 80903

(Address of principal executive offices)

Registrant's telephone number, including area code: (719) 219-6336

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (November 30, 2014) was $5,200,000.

The number of shares of the registrant's common stock outstanding as of June 22, 2016: 30,000,000.

IMPORTANT INFORMATION REGARDING THIS FORM 10-K

Unless otherwise indicated, references to "we," "us," and "our" in this Annual Report on Form 10-K refer to Nhale, Inc.

Readers should consider the following information as they review this Annual Report:

Forward-Looking Statements

The statements contained or incorporated by reference in this Annual Report on Form 10-K that are not historical facts are "forward-looking statements" All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include any statement that may project, indicate or imply future results, events, performance or achievements. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as "believes," "expect," "may," "will," "should," "intend," "plan," "could," "estimate" or "anticipate" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

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

2

NHALE, INC.

3
Back to TOC

PART 1

Item 1. Business

Nhale Inc. ("NHLE" or the "Company") was incorporated as GankIt Corporation in the state of Nevada on March 8, 2012, with a fiscal year end of May 31. Until May 12, 2014, we were an e-commerce business focused on selling a diverse set of products through a website that could either be won through a bidding process or purchased at a discount to the suggested retail price.

On May 12, 2014, Riverview Heights, LLC purchased 20,000,000 shares of common stock of the 30,000,000 total issued and outstanding shares common stock of Company, thus becoming the Majority Shareholder (hereafter the "Majority Shareholder"). The Majority Shareholder purchased 12,500,000 shares of common stock from Clark Rhode and 7,500,000 shares of common stock from John Arnold.

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

Vaporizer pens consist of three components: A battery, an atomizer and a loadable cartridge or chamber. The battery transfers energy to the atomizer. The atomizer heats the air drawn into the electronic device to a temperature high enough that it vaporizes the active ingredient in the chamber. The vapor is then inhaled into the mouth and lungs simulating the smoking experience and delivering the essential components. The simulated "smoke" is simply water vapor that evaporates in a few seconds with little lingering odor.

The Nhale vaporizer pen kit is priced competitively with the industry.

BUSINESS STRATEGY

The company recognizes two major trends: The increasing adoption of vaporizing and electronic cigarettes, or ecigs, by the world's 1 billion+ smokers, and the decriminalization of marijuana for medical use. Our efforts are centered on introducing innovative new technologies focusing on both of these market trends.

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

4
Back to TOC

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

5
Back to TOC

GOVERNMENT REGULATIONS

The Food and Drug Administration (FDA)'s Center for Tobacco Products currently does not have authority to regulate the sale or use of e-cigarette devices as tobacco products.

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

6
Back to TOC

The Repayment Of Our Notes Payable Is Secured By A Security Interest In Substantially All Of Our Assets.

Private investors have loaned us $1,000,000 which was evidenced by promissory notes. These notes range in interest from 12% to 15% per annum. In the event default occurs under these notes, the interest rate increases to a range from 18% to 25%%, or the highest rate permitted by applicable law. The notes are secured by security interests in substantially all of our assets and we do not currently have sufficient funds to repay the note. If we default on the repayment of the note, the holder thereof may enforce the security interest over the assets of the Company, which if enforced could leave us without any assets, and as a result, we could be forced to curtail or abandon our current business plans and operations. If that were to happen, the value of our shares may decline or become worthless.

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

7
Back to TOC

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

8
Back to TOC

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

9
Back to TOC

Riverview Heights, LLC (the "Majority Shareholder") owns 66.67% Of the Outstanding Shares of Common Stock and Has Considerable Influence over the Board of Directors of the Company. Shareholders May Find That the Majority Shareholder's Decisions Are Contrary To Their Interests And You Should Not Purchase Shares Unless You Are Willing To Entrust All Aspects Of Management To Our Largest Shareholder or His Successors.

Riverview Heights, LLC (the "Majority Shareholder") owns 20,000,000 shares of common stock representing 66.67% of our outstanding common stock. As such, the Majority Shareholder will have significant control over who serves as directors of the Company and subsequently who serves as officers of the Company and in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. His interests may differ from the interests of other stockholders. All decisions regarding the management of our affairs will be made by our sole officer and director Lance Williams. Accordingly, no person should invest in the Company's shares unless they are willing to entrust all aspects of management and control of the Company to Lance Williams and/or the Majority Shareholder.

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

Lance Williams is our sole officer and director. As such, he has significant control over our business direction. Additionally, as he is our only director, there are no other members of the Board of Directors available to second and/or approve related party transactions involving Mr. Williams, including the compensation Mr. Williams may be paid and the employment agreements we may enter into with Mr. Williams. Additionally, there is no segregation of duties between officers because Mr. Williams is our sole officer, and as such, he is solely responsible for the oversight of our accounting functions. Therefore, investors may perceive that because no other directors are approving related party transactions involving Mr. Williams and no other officers are approving our financial statements that such transactions are not fair to the Company and/or that such financial statements may contain errors. The price of our common stock may be adversely affected and/or devalued compared to similarly sized companies with multiple officers and directors due to the investing public's perception of limitations facing our Company due to the fact that we only have one officer and director.

10
Back to TOC

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

We have insufficient personnel to allow us to segregate duties, a limitation we have deemed a "material weakness".

11
Back to TOC

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

Our sole director may attempt to use non-cash consideration to satisfy obligations, which would likely consist of restricted shares of our common stock. Our sole director has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management's ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

12
Back to TOC

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

13
Back to TOC

Item 2. Properties

We maintain our business office at 8300 422 E. Vermijo Ave. Suite 19, Colorado Springs, CO 80903. Our telephone number is (719) 219-6336.

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

Item 4. Mine Safety Disclosures

Not applicable.

14
Back to TOC

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the Over the Counter Bulletin Board under the symbol "NHLE". From June 3, 2013 to June 12, 2014 our stock traded under the symbol GANK. The following table sets forth, for the respective periods indicated, the prices of the common stock in the over-the-counter market, as reported and summarized by the OTC Bulletin Board. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

	Low Price	High Price
Quarter ended
May 31, 2015	$0.0510	$0.1299
February 28, 2015	0.1185	0.5800
November 30, 2014	0.3200	0.5700
August 31, 2014	0.1950	0.8200

May 31, 2014	$0.1400	$1.2200
February 28, 2014	0.2500	1.3300
November 30, 2013	0.3000	0.6500
August 31, 2013	n/a	n/a

___________

* Our stock began trading on November 21, 2013.

The Company's common stock is considered a "penny stock" as defined in the Commission's rules promulgated under the Exchange Act (the "Rules"). The Commission's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000, exclusive of their residence, or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules, the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

15
Back to TOC

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

Not applicable.

Item 6. Selected Financial Data

Because the Company is a smaller reporting company, it is not required to provide the information required by this Item 6.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

16
Back to TOC

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

Vaporizer pens consist of three components: A battery, an atomizer and a loadable cartridge or chamber. The battery transfers energy to the atomizer. The atomizer heats the air drawn into the electronic device to a temperature high enough that it vaporizes the active ingredient in the chamber. The vapor is then inhaled into the mouth and lungs simulating the smoking experience and delivering the essential components. The simulated "smoke" is simply water vapor that evaporates in a few seconds with little lingering odor.

The Nhale vaporizer pen kit is priced competitively with the industry.

BUSINESS STRATEGY

The company recognizes two major trends: The increasing adoption of vaporizing and electronic cigarettes, or ecigs, by the world's 1billion+ smokers, and the decriminalization of marijuana for medical use. Our efforts are centered on introducing innovative new technologies focusing on both of these market trends.

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

17
Back to TOC

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

Results of Operations

The following depiction of results of operations reflects the change in business model from Gankit Corp's penny auction website to our current business model. The results of operations for Gankit are reflected in discontinued operations.

For the Year Ended May 31, 2015 versus 2014

We operated Nhale, Inc. for the two weeks before the end of the fiscal year ended May 31, 2014 and had few transactions during that period. Therefore, the two fiscal years are not comparable. However, where possible, we have delineated below the items comprising the various line items of expense.

Sales and marketing expenses - amounted to $13,490 for 2014 and was comprised of promotional e-cigarette pens we purchased as promotional items. The $84,749 spent during the fiscal year ended May 31, 2015 was various activities promoting our company and products.

General and administrative expenses - amounted to $506,737 in 2015 versus $41,251 in 2014. The 2015 number consists mainly of our employment agreement with Mr. Williams, or Chief Executive Officer ($85,000), consulting costs ($310,500) and compliance costs ($91,960).

Asset impairments – were $14,551 for the year ended May 31, 2014, resulting from the removal of certain intangible assets upon change of control of the company (described in Note 5 to the financial statements), and zero for the current year.

Interest expense amounted to $129,748 and $3,317 for the fiscal years ended May 31, 2015 and 2014, respectively. The 2014 number reflects only interest during the final two weeks of May, 2014 after the previous operation had been closed. The current year interest expense ($129,748) also includes higher levels of interest-bearing debt.

Other income – represents certain bid deposits which customers of Gankit – the operation immediately previous to the current one - had placed in order to make bids using the Gankit process, and which expired during the period. Also included in this item is a one-time forgiveness of debt. Also, during the fiscal year ended May 31, 2014, we had a net loss from discontinued operations of $515,406 related to the operation of Gankit.

18
Back to TOC

Liquidity and Capital Resources

As of May 31, 2015

As of May 31, 2015, the Company had total assets of $974, comprised of cash of $661, and prepaid expenses of $313. Our liabilities, all of which are current liabilities, consist of $287,705 of accounts payable and accrued expenses, and $1,150,376 of promissory notes payable, of which $750,376 are current and $400,000 are non-current.

Cash flows from Operating Activities

For the years ended May 31, 2015 and 2014, we had net cash used in operations of $492,132 and $488,608, respectively.

Cash flows from Investing Activities

For the year ended May 31, 2014, we had net cash used in investing activities of $2,495. We had no cash flows from investing activities during the year ended May 31, 2015, either positive or negative.

Cash flows from Financing Activities

For the years ended May 31, 2015 and 2014, we had net cash provided by financing activities of $475,816 and $475,000. The cash inflows all represent proceeds from promissory notes for both periods.

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

19
Back to TOC

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a "smaller reporting company," as defined by Rule 229.10(f)(1).

Item 8. Financial Statements and Supplementary Data

Our financial statements for the years ended May 31, 2015 and 2014 and the reports thereon of Harris & Gillespie CPAs, PLLC are included following the signature page of this Form 10-K.

20
Back to TOC

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including to our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our chief executive officer Lance Williams, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2015. Based on that evaluation, Mr. Williams concluded that as of May 31, 2015, our internal controls over financial reporting were not effective to satisfy the objectives for which they are intended, because we do not have adequate personnel to properly segregate duties which result in a material weakness. We also do not have a formal process to identify, authorize and approve related-party transactions, the lack of which results in a material weakness. Presuming that the Company is able to raise adequate capital for its needs (see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of estimated capital requirements), management will endeavor to take the necessary steps to correct deficiencies over the next six months including deploying an adequate system of internal controls.

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

Item 9B. Other Information.

None.

21
Back to TOC

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of our current sole officer and director. Our Board of Directors, currently consisting solely of Mr. Arnold, appoints our executive officer(s). Our director will serve until the earlier occurrence of the election of his successor at the next meeting of stockholders, death, resignation or removal by the majority consent of our shareholders.

Name	Age	Positions

Lance Williams	45	Chief Executive Officer, President, and Sole Director

Lance Williams, age 45, Chief Executive Officer, President, and Sole Director

As President and CEO of Nhale, Inc., Lance Williams is responsible for all aspects of the company's operations, including strategic planning, sales and sales channel creation, product development, customer care, cost control/reduction and technology strategies.

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

22
Back to TOC

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risks throughout the year generally or in connection with specific proposed actions. The Board of Directors' approach to risk oversight includes understanding the critical risks in the Company's business and strategy, evaluating the Company's risk management processes, allocating responsibilities for risk oversight among the Board of Directors, and fostering an appropriate culture of integrity and compliance with legal responsibilities.

Conflicts of Interest

As of the date of this filing, we have no employees, other than Mr. Williams, who currently devotes approximately 40 hours per week to our business as required from time to time.

In general, officers and directors of a corporation are required to present business opportunities to the corporation if:

•	the corporation could financially undertake the opportunity;
•	the opportunity is within the corporation's line of business; and
•	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

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

23
Back to TOC

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

There are no agreements or understandings for any director or officer to resign at the request of another person and none of the directors or officers is acting on behalf of or will act at the direction of any other person. The activities of each director and officer are material to the operation of the Company. No other person's activities are material to the operation of the Company.

WE DO NOT HAVE ANY INDEPENDENT DIRECTORS AND THE COMPANY HAS NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, STOCKHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

CORPORATE GOVERNANCE

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the "SEC") and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. On July 13, 2012, the Board of Directors of the Company adopted a Code of Ethics for the Company's senior officers (currently consisting solely of Mr. Williams). Mr. Williams, as the sole director, believes that these individuals must set an exemplary standard of conduct, particularly in the areas of accounting, internal accounting control, auditing and finance. This code sets forth ethical standards to which the designated officers must adhere and other aspects of accounting, auditing and financial compliance.

In lieu of an Audit Committee, the Company's sole director is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company's independent public accountants. The sole director reviews the Company's internal accounting controls, practices and policies.

Risk Oversight

Effective risk oversight is an important priority of the sole director. Because risks are considered in virtually every business decision, the sole director discusses risk throughout the year generally or in connection with specific proposed actions. The sole director's approach to risk oversight includes understanding the critical risks in the Company's business and strategy, evaluating the Company's risk management processes, allocating responsibilities for risk oversight, and fostering an appropriate culture of integrity and compliance with legal responsibilities. The sole director exercises direct oversight of strategic risks to the Company.

24
Back to TOC

Item 11. Executive Compensation

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our officer and sole director for the fiscal years ended May 31, 2014 and 2015.

Name and Principal Position	Year Ended May 31,	Salary ($)[1]	Bonus ($)	Stock Awards	Option Awards	All Other	Total

John Arnold, former CEO, President and Chairman	2014	$84,000	$-	$-	$-	$-	$84,000

Lance Williams, current CEO and Chairman	2015	90,000	-	-	-	-	90,000

___________

(1)	Includes $49,000 of unpaid salary to Mr. Arnold at May 31, 2014 and 2015 and includes $12,500 of unpaid salary to Mr. Williams at May 31, 2015.

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

Code of Ethics

The Company has adopted a Code of Ethics applicable to its directors and officers (including its principal executive officer and principal financial officer). The Company's Code of Ethics is incorporated by reference as an exhibit to this filing.

25
Back to TOC

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information at June 22, 2016, with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock (based upon reports which have been filed and other information known to us), (ii) each of our directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.  As of August 26, 2013, we had 30,000,000 shares of common stock issued and outstanding.

Title	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Greater than 5% shareholder	Riverview Heights, LLC 422 E. Vermijo Ave. Suite 19 Colorado Springs, CO 80903	20,000,000	66.67%

All Officers and Directors as a Group (1 person)		-	-%

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

26
Back to TOC

Director Independence

The Over-The-Counter Bulletin Board does not have rules regarding director independence. The Company will seek to appoint independent directors, if and when it is required to do so.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual financial statements associated with the Company's Registration statement on Form S-1, and review of the financial statements included in the Company's Form S-1 and Form 10-Qs and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended May 31, 2015 and 2014 was $35,525 ($11,525 to LBB and Associates Ltd. LLP and $$24,000 to Harris & Gillespie, CPAs, PLLC) and $26,190 (all LBB), respectively. LBB & Associates Ltd., LLP, was our independent registered public accounting firm until September 2, 2014. After that date, our independent registered public accounting firm is Harris & Gillespie, CPAs, PLLC (subsequently Michael Gillespie & Associates, PLLC).

Tax Compliance Services

None.

No other services were received or paid for to/by the Independent Auditor.

27
Back to TOC

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description

31.1	Section 302 Certification of Periodic Report of Principal Executive Officer*

32.1	Section 906 Certification of Periodic Report of Principal Executive Officer*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_________

* Filed herewith.

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this report for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

28
Back to TOC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

Nhale, Inc.

Date: June 22, 2016	By:	/s/ Lance Williams
	Name:	Lance Williams
	Title:	Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer), President, and Sole Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lance Williams	Chief Executive Officer (Principal Executive Officer),	June 22, 2016
Lance Williams	Chief Financial Officer (Principal Financial Officer), (Principal Accounting Officer), President, and Sole Director

29
Back to TOC

FINANCIAL STATEMENTS

NHALE, INC.

F-1
Back to TOC

MaloneBailey, LLP

9801 Westheimer Road, Suite 100

Houston, Texas 77042

Phone: (713) 343-4286

Report of Independent Public Accounting Firm

To the Board of Directors of Nhale, Inc.

Houston, Texas

We have audited the accompanying balance sheets of Nhale, Inc. as of May 31, 2015 and 2014, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nhale, Inc. as of May 31, 2015 and 2014, and the related results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has historically suffered losses from operations which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

June 22, 2016

F-2
Back to TOC

NHALE, INC.

 BALANCE SHEETS

	May 31, 2015	May 31, 2014

ASSETS
Cash and equivalents	$661	$16,957
Prepaid expenses and other current assets	313	298
Total current assets	974	17,255

TOTAL ASSETS	$974	$17,255

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses	$287,705	$62,609
Accounts payable, related party	-	49,040
Customer deposits	-	16,157
Advances from related parties	150,376	100,500
Short-term notes payable	600,000	450,000
Total current liabilities	1,038,081	678,306

Long-term notes payable	400,000	75,000
Total non-current liabilities	400,000	75,000

TOTAL LIABILITIES	1,438,081	753,306

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value; 100 million shares authorized, 30,000,000 issued and outstanding at both May 31, 2015 and 2014.	3,000	3,000
Additional paid in capital	110,250	110,250
Accumulated deficit	(1,550,357)	(849,301)

TOTAL STOCKHOLDERS' DEFICIT	(1,437,107)	(736,051)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$974	$17,255

The accompanying notes are an integral part of these financial statements

F-3
Back to TOC

NHALE INC.

STATEMENTS OF OPERATIONS

	Year Ended May 31,
	2015	2014

OPERATING EXPENSES
Sales and marketing expenses	$84,749	$13,490
General and administrative expenses	506,737	41,251
Asset impairments	-	14,551
Total operating expenses	591,486	69,292
Net loss from operations	(591,486)	(69,292)

OTHER INCOME/(EXPENSE)
Interest expense	(129,748)	(3,317)
Other income	20,178	-
Total other income/(expense)	(109,570)	(3,317)

Net loss from continuing operations	(701,056)	(72,609)
Loss from discontinued operations	-	(515,406)
Net loss	$(701,056)	$(588,015)

Net loss per share - basic and diluted:
From discontinued operations	$-	$(0.02)
From continuing operations	(0.02)	(0.00)
Weighted average number of shares outstanding	30,000,000	30,000,000

The accompanying notes are an integral part of these financial statements

F-4
Back to TOC

NHALE INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid in	Accumulated	Total
	Shares	Par Value	Capital	Deficit	Equity

Balance, May 31, 2013	30,000,000	$3,000	$110,250	$(261,286)	$(148,036)

Net loss				(588,015)	(588,015)
Balance, May 31, 2014	30,000,000	$3,000	$110,250	$(849,301)	$(736,051)

Net loss				(701,056)	(701,056)
Balance, May 31, 2015	30,000,000	$3,000	$110,250	$(1,550,357)	$(1,437,107)

The accompanying notes are an integral part of these financial statements

F-5
Back to TOC

NHALE INC.

STATEMENTS OF CASH FLOWS

	Year Ended May 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(701,056)	$(588,015)
Net loss from discontinued operations	-	515,406
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(15)	298
Accounts payable and accrued expenses	225,096	-
Customer deposits	(16,157)	-
Asset impairments	-	14,551
Cash used in operating activities - continuing operations	(492,132)	(57,760)
Cash used in operating activities - discontinued operations	-	(430,848)
Cash used in operating activities	(492,132)	(488,608)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used in investing activities - continuing operations	-	-
Cash used in investing activities - discontinued operations	-	(2,495)
Cash used in investing activities	-	(2,495)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	525,000	475,000
Proceeds from notes payable-related party	836	-
Principal payments on notes payable	(50,000)	-
Cash provided by financing activities - continuing operations	475,836	475,000
Cash provided by financing activities - discontinued operations	-	-
Cash provided by financing activities	475,836	475,000

Net change in cash and equivalents	(16,296)	(16,103)
Cash and equivalents, beginning of year	16,957	33,060
Cash and equivalents, end of year	$661	$16,957

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$4,021	$788
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these financial statements

F-6
Back to TOC

NHALE INC.

Notes to Financial Statements

NOTE 1. DESCRIPTION OF COMPANY

Nhale, Inc. ("Nhale" or the "Company") was incorporated in Nevada on March 8, 2012 as Gankit Corporation, an e-commerce website selling a multitude of consumer products including electronics, appliances, clothing, accessories, sporting goods and gift cards.

On May 12, 2014, Riverview Heights, LLC (the "Majority Shareholder") purchased 20,000,000 shares of common stock of the 30,000,000 total issued and outstanding shares representing 66.67% of the total equity of the Company. On May 13, 2014, John Arnold resigned as Chief Executive Officer and Sole Director and the majority shareholder appointed Lance Williams as Sole Director, Chief Executive Officer and President of the Company.

The Company then ceased to operate its e-commerce website and abandoned that business model, and re-focused on the development, branding and distribution of non-flame smoking devices.

NOTE 2. GOING CONCERN

The Company has a working capital deficit of $1,037,107 as of May 31, 2015 and negative cash flows from operations of $492,132 and $488,608 for the years ended May 31, 2015 and 2014, respectively, and does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Management anticipates that significant dilution will occur as a result of any future sales of the Company's common stock and this will reduce the value of its outstanding shares. The Company cannot project the future level of dilution that will be experienced by investors as a result of its future financings, but it will significantly affect the value of its shares.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

F-7
Back to TOC

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION – The Company's financial statements are presented in accordance with accounting principles generally accepted (GAAP) in the United States. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

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

INTANGIBLE ASSETS – As Gankit Corporation, the Company's policy was to capitalize intellectual property related to its website. Upon change of control and change in business model, the Company's intangible assets were impaired during the year ended May 31, 2014 to zero.

The Company reviews the recoverability of it long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment will be based primarily on the Company's ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.

FAIR VALUE OF FINANCIAL INSTRUMENTS – The carrying amount reported in the balance sheet for cash and cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company does not utilize derivative instruments.

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

The Company applies the authoritative guidance in accounting for uncertainty in income taxes recognized in the financial statements. This guidance prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed "more-likely-than-not" to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement.

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

F-8
Back to TOC

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

RELATED PARTIES – A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

RECENTLY ADOPTED AND RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS – In February 2016, the FASB issued ASU 2016-02 "Leases (Topic 842)" ("ASU 2016-02"). The FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-to-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current GAAP. ASU 2016-02 retains a distinction between finance leases (i.e. capital leases under current GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current GAAP. The amendments of this ASU are effective for reporting periods beginning after December 15, 2018, with early adoption permitted. An entity will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Management is currently assessing the impact the adoption of ASU 2016-02 will have on its Financial Statements.

NOTE 4. NOTES PAYABLE

On April 5, 2013, the Company signed a promissory note with Hillsmere S.A. in the amount of $50,000. The note bears interest at a rate of 15%, and was due and payable on April 4, 2014, but has been extended until December 31, 2015, and is collateralized by all of the assets of the Company. For the year ended May 31, 2015, we accrued $7,500 and 16,167 in interest expense for the year ended May 31, 2014 and 2015, respectively.

On June 21, 2013, the Company signed a Master Credit Agreement with Levantera, SA, a company formed under the laws of the Marshall Islands, to provide a lending facility of up to $1 million. Interest on current, un-matured amounts is 12% with matured unpaid balances subject to 18% per year. From signing this note through May 31, 2014, we borrowed $150,000 of principal on this facility and repaid none. This note is later assigned from Levantera to Cannon Investment on 1/23/2014. The maturity dates have been extended to December 31, 2015. The outstanding unpaid principal is $150,000. During the year ended May 31, 2015, we accrued $18,000 in interest expense and owe $32,367 at May 31, 2015.

F-9
Back to TOC

During the twenty four months ended May 31, 2015, we signed fifteen separate promissory notes to Shield Investments, Inc. (the "Shield Notes"), the aggregate proceeds amount of which is $800,000. We borrowed $325,000 and $475,000 during the years ended May 31, 2014 and 2015, respectively. All of them have interest rates of 15% with default rates of 25% and mature according to the table below.

Original Issue Date	Original Maturity Date	Currently Extended to	Proceeds
11/17/13	05/17/14	12/31/15	50,000
01/13/14	01/13/15	12/31/15	50,000
02/10/14	02/10/15	12/31/15	50,000
03/03/14	03/03/15	12/31/15	50,000
03/31/14	03/31/15	12/31/15	50,000
05/19/14	05/19/16		75,000
05/29/14	05/19/16		75,000
06/29/14	06/29/16		75,000
08/18/14	08/18/16		50,000
10/29/14	10/26/16		50,000
11/17/14	11/17/16		50,000
12/29/14	12/29/16		75,000
03/03/15	03/03/17		50,000
04/12/15	04/12/17		25,000
02/18/15	02/18/17		25,000

			800,000

During the years ended May 31, 2015 and 2014, we accrued $100,227 and $11,743 of interest expense, respectively and, as of May 31, 2015, the aggregate amount of accrued but unpaid interest was $167,879 on the Shield notes.

On October 1, 2014, we issued a promissory note to Teton Global LLC in the amount of $50,000 for cash. The note bears interest at 15% (with a default rate of 25%) and matures on September 30, 2016. On March 12, 2015, we paid the principal amount in its entirety as the request of the creditor who, in consideration of prepayment, waived any accrued but unpaid interest. The amount accrued to that point, $4,021, was included in Other Income.

Of the above-mentioned debts at May 31, 2015 and 2014, debts whose maturity dates exceed one year - $400,000 and $75,000, respectively - from the balance sheet date are classified as long term.

F-10
Back to TOC

NOTE 5. COMMON STOCK

The Company has authorized capital consisting of 100,000,000 shares of common stock with a par value of $0.0001 per shares. On May 31, 2014 and 2015, there were 30,000,000 shares of common stock issued and outstanding.

No shares were issued during the year ended May 31, 2014 or 2015.

Change in Control

On May 12, 2014 Riverview Heights, LLC purchased 20,000,000 shares of common stock of the 30,000,000 total issued and outstanding shares common stock of Gankit Corporation (hereafter the "Company") becoming the Majority Shareholder (hereafter the "Majority Shareholder"). The Majority Shareholder purchased 12,500,000 shares of common stock from Clark Rohde and 7,500,000 shares of common stock from John Arnold.

The Company then ceased to operate its e-commerce website and abandoned that business model, and re-focused on the development, branding and distribution of non-flame smoking devices.

Operating data for Gankit Corporation for the period from June 1, 2013 to May 12, 2014 (the date of discontinuance) is as follows:

Revenues and gross profit
Revenues	$244,360
Cost of revenues	269,265
Gross profit	(24,905)

Operating expenses
Sales and marketing expenses	205,809
General and administrative expenses	250,000
Depreciation and amortization	3,611
Total operating expenses	459,420
Net loss from operations	(484,325)

Other expense
Interest expense	(31,081)
Total other income/(expense)	(31,081)

Net loss	$(515,406)

In addition, we impaired Gankit's website development costs and certain other equipment and charged Impairment Expense with $14,551.

F-11
Back to TOC

NOTE 6. INCOME TAXES

Because of the change in control described in Note 5, the Company reset its deferred tax asset to zero as of May 31, 2014. At May 31, 2015, components of deferred tax assets are as follows:

	May 31, 2015	May 31, 2014
Deferred tax asset:
Approximate net operating loss carry-forwards	$0	$-
Net loss	$701,056
Tax benefit from net operating loss carry-forwards	(238,359)	-
Valuation allowance	238,359	-
	$-	$-

NOTE 7. INTANGIBLE ASSETS

At May 31, 2013, the Company had a net carrying value of $15,667 in intangible assets ($20,000 of historical cost with accumulated amortization of $4,333). Intangible assets consisted of domain names, source code and databases, trademarks and customer lists.

During the year ended May 31, 2014, we amortized an additional $3,333 to amortization expense.

Because of the change in control and business plan described in Note 5, the remaining carrying value of $12,334 was impaired and is included in Asset Impairments. In addition, certain other depreciable equipment having a carrying value of $2,217 which was used in the Gankit operation was also impaired.

F-12
Back to TOC

NOTE 8. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Employment Agreement

On May 13, 2014, Riverview Heights, LLC, the Majority Shareholder subsequent to the change in control (see Note 5), appointed Lance Williams as Sole Director, Chief Executive Officer and President of the Company. Mr. Williams entered into an employment agreement with the Company on that date that has been ratified by the Majority Shareholder. Under the employment agreement, Mr. Williams received $7,500 per month to serve in the capacities of Sole Director, Chief Executive Officer and President of the Company until May 1, 2015 at which time this amount was reduced to $2,500 per month.

Office Rent

On May 14, 2014 we signed a one-year office lease agreement with Regus Office Group Companies to lease virtual office space at $169 per month. That agreement expired on May 31, 2015.

On February 17, 2016, we signed on office lease agreement with 422 E. Vermijo Investments, LLC to lease office space in Colorado Springs, CO for $385 per month commencing March 1, 2016 and ending February 28, 2017.

Payout over five years on this lease is as follows:

Fiscal Year Ended May 31,	Amount
2016	$1,155
2017	3,465
2018	-
2019	-
2020	-

NOTE 9. RELATED-PARTY TRANSACTIONS

During the year ended May 31, 2014, we incurred $84,000 in compensation to Mr. Arnold, our then CEO and Chairman, for compensation pursuant to our employment agreement with him. During that period, we paid Mr. Arnold $63,000 in cash, with $49,000 of compensation still due as of May 31, 2015. As of May 31, 2015 and 2014, total amounts due to John Arnold were $150,376 and $100,500, respectively. During the fiscal year ended May 31, 2015, we reclassified $836 of cash proceeds from Mr. Arnold and $49,040 of unpaid salary from accounts payable to "Advances from Related Parties", the debt is 0% interest and due on demand.

Lance Williams, our current CEO and Chairman was paid $85,000 and $3,750 during the fiscal years ended May 31, 2015 and 2014.

NOTE 10. SUBSEQUENT EVENTS

On July 31, 2015, we settled our outstanding debt of $150,376 with John Arnold, our previous Chairman and Chief Executive Officer through a cash payment to him of $10,000.

On February 17, 2016, we signed on office lease agreement with 422 E. Vermijo Investments, LLC to lease office space in Colorado Springs, CO for $385 per month commencing March 1, 2016 and ending February 28, 2017.

F-13