Form 10-Q
period 2015-08-31
Nhale, Inc.
filed 2016-08-25
CIK 1552979

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission File Number: 333-182761

NHALE, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	38-3870905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

422 E. Vermijo Ave., Suite 19
Colorado Springs, CO	80903
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (719) 219-6336

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 30,000,000 shares of the registrant's common stock issued and outstanding as of August 23, 2016.

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

Unless otherwise indicated, references to "we," "us," and "our" in this Quarterly Report on Form 10-Q refer to Nhale, Inc.

Readers should consider the following information as they review this Quarterly Report:

Forward-Looking Statements

The statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include any statement that may project, indicate or imply future results, events, performance or achievements. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as "believes," "expect," "may," "should," "intend," "plan," "could," "estimate" or "anticipate" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

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

2

NHALE, INC.

FINANCIAL STATEMENTS ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NHALE, INC.

BALANCE SHEETS

(Unaudited)

	August 31, 2015	May 31, 2015
ASSETS
Cash and equivalents	$914	$661
Prepaid expenses and other current assets	313	313
Total current assets	1,227	974

TOTAL ASSETS	$1,227	$974

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses	$422,444	$287,705
Accounts payable, related party	2,500	-
Advances from third parties	-	150,376
Short-term notes payable	725,000	600,000
Total current liabilities	1,149,944	1,038,081

Long-term notes payable	290,000	400,000
Total non-current liabilities	290,000	400,000

TOTAL LIABILITIES	1,439,944	$1,438,081

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value; 100 million shares authorized, 30,000,000 issued and outstanding at both August 31, 2015 and May 31, 2015.	3,000	3,000
Additional paid in capital	110,250	110,250
Accumulated deficit	(1,551,967)	(1,550,357)
TOTAL STOCKHOLDERS' DEFICIT	(1,438,717)	(1,437,107)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,227	$974

The accompanying notes are an integral part of these unaudited financial statements.

NHALE, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended August 31,
	2015	2014

OPERATING EXPENSES
Sales and marketing expenses	1,050	18,485
General and administrative expenses	102,498	145,301
Total operating expenses	103,548	163,786
Net loss from operations	(103,548)	(163,786)

OTHER INCOME/(EXPENSE)
Interest expense	(38,438)	(23,247)
Gain on forgiveness of debt	140,376	-
Total other income/(expense)	101,938	(23,247)

Net loss	$(1,610)	$(187,033)

Net loss per share - basic and diluted	$(0.00)	$(0.01)
Weighted average number of shares outstanding	30,000,000	30,000,000

The accompanying notes are an integral part of these unaudited financial statements.

NHALE, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended August 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$(1,610)	$(187,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of debt	(140,376)	-

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	(15)
Accounts payable and accrued expenses	124,739	11,605
Accounts payable, related party	2,500	7,500
Cash used in operating activities	(14,747)	(167,943)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from shareholders	-	836
Proceeds from notes payable	15,000	200,000
Cash provided by financing activities	15,000	200,836

Net change in cash and equivalents	253	32,893
Cash and equivalents, beginning of period	661	16,957
Cash and equivalents, end of period	$914	$49,850

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these unaudited financial statements.

NHALE, INC.

Notes to Financial Statements

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim financial statements of Nhale, Inc. ("NHLE" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K filed with the SEC on June 22, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for our interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the fiscal year ended May 31, 2015, as reported in our annual report on Form 10-K, have been omitted.

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

Note 2. Going Concern

The Company has an accumulated deficit of $1,551,967 and has recurring negative cash flows from operations. As a result, the Company does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

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

Note 3. Notes Payable

During the three months ended August 31, 2015, we borrowed an additional $15,000, issuing a promissory note with a maturity date of July 31, 2017 and which accrues interest at 15%

During the three months ended August 31, 2015, we accrued $38,438 of interest on our promissory notes collectively.

Also during the three months ended August 31, 2015, we reclassified two promissory notes to Shield Investments, Inc. from long-term to short-term in the amount of $125,000 as their maturity dates fell to within twelve months.

Note 4. Related-Party Transactions

Included in the balance sheet item Accounts Payable, Related Party is $2,500 of unpaid salary to our current Chief Executive Officer, Lance Williams.

On July 31, 2015, we signed an agreement with our former Chief Executive Officer, John Arnold, to settle our outstanding obligation to him of $150,376 in exchange for a cash payment of $10,000. The cash payment of $10,000 was made by a consulting firm from whom we buy business services. We recorded a liability in that amount to the consulting company and recorded a forgiveness of debt for the difference, or $140,376.

Note 5. Capital Structure

The Company has authorized capital consisting of 100,000,000 shares of common stock with a par value of $0.0001 per shares. On May 31, 2015, there were 30,000,000 shares of common stock issued and outstanding.

No shares were issued during the three months ended August 31, 2015.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in connection with the Company's financial statements and related notes thereto, as included in this report on Form 10-Q, as well as the Company's annual report on Form 10-K, filed June 22, 2016.

Organization and Basis of Presentation

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

Three Months Ended August 31, 2015 versus 2014

Sales and marketing

Our sales and marketing expenses were significantly down for the three months ended August 31, 2015 versus 2014. In 2014, we gave much of our initial purchase of vaporizer pens to distributors and retail outlets. In 2015, we had none of that activity.

General and administrative expenses

Our general and administrative costs were down $42,803 ($145,301 for the three months ended August 31, 2014 versus $102,498 in 2015), mostly due to a reduction in the salary of our Chief Executive Officer (a $15,000 reduction) and reduced compliance costs (a reduction of $11,884).

Interest expense

Interest expense went from $23,247 for the three months ended August 31, 2014 to $38,438 for the same period in 2015, owing to higher debt levels.

Forgiveness of debt

As described in Note 4 to the financial statements, we recorded a forgiveness of debt income of $140,376 when we agreed with our previous Chief Executive Officer to settle our outstanding debt to him.

Liquidity and Capital Resources

As of August 31, 2015, the Company had current assets of $1,227, comprised of cash and cash equivalents of $914 and other current assets of $313.

We had negative working capital of $1,148,717 and a deficit accumulated of $1,551,967 as of August 31, 2015.

Cash Flows from Operating Activities

During the three months ended August 31, 2015 the Company used cash in operating activities of $14,747. For the same period in 2014, the Company used $167,943 in operating activities. The majority of this difference arises from differences in the net loss for those two periods.

Cash Flows from Investing Activities

There were no cash flows provided or used in investing activities for the three months ended August 31, 2015 nor 2014.

Cash Flows from Financing Activities

During the three months ended August 31, 2015, we received $15,000 in proceeds from one promissory note. During the three months ended August 31, 2014, we received $200,000 in such proceeds, in addition to the $836 provided by an advance from a shareholder.

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

ITEM 4. CONTROLS AND PROCEDURES

Our principal executive officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our principal executive officer as appropriate, to allow for timely decisions regarding required disclosure as of the end of the period covered by this report. Based on this evaluation, our principal executive officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to a lack of segregation of duties and an absence of written policies and procedures for accounting and financial reporting.

Change in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company's annual report on Form 10-K, filed with the Commission on June 22, 2016, and investors are encouraged to review such risk factors prior to making an investment in the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended August 31, 2015.

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

Nhale, Inc.

Date: August 25, 2016	By:	/s/ Lance Williams
Lance Williams
Chairman of the Board and CEO
(Principal Executive Officer and Principal Accounting Officer)

