Form 10-Q
period 2015-11-30
Nhale, Inc.
filed 2016-08-25
CIK 1552979

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

2

NHALE, INC.

FINANCIAL STATEMENTS ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Nhale, Inc.

BALANCE SHEETS

(Unaudited)

	November 30, 2015	May 31, 2015

ASSETS
Cash and equivalents	$10,764	$661
Prepaid expenses and other current assets	313	313
Total current assets	11,077	974

TOTAL ASSETS	$11,077	$974

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses	$537,928	$287,705
Accounts payable, related party	4,100	-
Advances from third parties	-	150,376
Short-term notes payable	825,000	600,000
Total current liabilities	1,367,028	1,038,081

Long-term notes payable	225,000	400,000
Total non-current liabilities	225,000	400,000

TOTAL LIABILITIES	1,592,028	$1,438,081

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value; 100 million shares authorized, 30,000,000 issued and outstanding at both November 30, 2015 and May 31, 2015.	3,000	3,000
Additional paid in capital	110,250	110,250
Accumulated deficit	(1,694,201)	(1,550,357)
TOTAL STOCKHOLDERS' DEFICIT	(1,580,951)	(1,437,107)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$11,077	$974

The accompanying notes are an integral part of these unaudited financial statements.

NHALE, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2015	2014	2015	2014

OPERATING EXPENSES
Sales and marketing expenses	$5,000	$23,849	$6,050	$42,334
General and administrative expenses	98,188	148,200	200,686	293,501
Total operating expenses	103,188	172,049	206,736	335,835
Net loss from operations	(103,188)	(172,049)	(206,736)	(335,835)

OTHER INCOME/(EXPENSE)
Interest expense	(39,046)	(29,988)	(77,484)	(53,235)
Gain on Foregiveness of debt	-	-	140,376	-
Other income	-	16,157	-	16,157
Total other income/(expense)	(39,046)	(13,831)	62,892	(37,078)

Net loss	$(142,234)	$(185,880)	$(143,844)	$(372,913)

Net loss per share - basic and diluted	(0.00)	(0.01)	(0.00)	(0.01)
Weighted average number of shares outstanding	30,000,000	30,000,000	30,000,000	30,000,000

The accompanying notes are an integral part of these unaudited financial statements.

NHALE, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended November 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$(143,844)	$(372,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on Forgiveness of debt	(140,376)	-

Changes in operating assets and liabilities:
Prepaid expenses and other current assets		(8,962)
Accounts payable and accrued expenses	240,223	41,641
Accounts payable, related party	4,100	-
Customer deposits	-	(16,157)
Cash used in operating activities	(39,897)	(356,391)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	50,000	350,000
Cash provided by financing activities	50,000	350,000

Net change in cash and equivalents	10,103	(6,391)
Cash and equivalents, beginning of period	661	16,957
Cash and equivalents, end of period	$10,764	$10,566

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

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

Note 2. Going Concern

The Company has an accumulated deficit of $1,694,201 and has recurring negative cash flows from operations. As a result, the Company does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

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

Note 3. Notes Payable

During the six months ended November 30, 2015, we borrowed an additional $50,000, issuing three promissory notes with a maturity dates of July 31, October 16 and November 30, 2017 and which accrue interest at 15%

During the six months ended November 30, 2015, we accrued $77,484 of interest on our promissory notes collectively.

Also during the six months ended November 30, 2015, we reclassified four promissory notes to Shield Investments whose aggregate nominal values are $225,000, Inc. from long-term to short-term as their maturity dates fell to within twelve months.

Note 4. Related-Party Transactions

Included in the balance sheet item Accounts Payable, Related Party is $4,100 of unpaid salary to our current Chief Executive Officer, Lance Williams.

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

No shares were issued during the six months ended November 30, 2015.

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

Six Months Ended November 30, 2015 versus 2014

Sales and marketing

Our sales and marketing expenses were significantly down for the six months ended November 30, 2015 versus 2014: $6,050 versus $42,334, respectively. In 2014, we gave much of our initial purchase of vaporizer pens to distributors and retail outlets. Additionally in 2014, we had expenditures related to product and company promotional activities which we had very little of in the six months ended November 30, 2015.

General and administrative expenses

Our general and administrative costs were down $92,815 ($293,501 for the six months ended November 30, 2014 versus $200,686 in 2015), mostly due to a reduction in the salary of our Chief Executive Officer (a $30,000 reduction), reduced compliance costs from reduced business activity levels (a reduction of $36,737) and reduced office and travel costs (a $15,291 reduction).

Interest expense

Interest expense went from $53,235 for the six months ended November 30, 2014 to $77,484 for the same period in 2015, owing to higher debt levels.

Forgiveness of debt and other

As described in Note 4 to the financial statements, we recorded a forgiveness of debt income of $140,376 when we agreed with our previous Chief Executive Officer to settle our outstanding debt to him. We had no such item in 2014.

During the six months ended November 30, 2014, we recorded $16,157 of income associated with the expiration of certain bid deposits from Gankit Corporation, the predecessor operation.

Three Months Ended November 30, 2015 versus 2014

Sales and marketing

Our sales and marketing expenses were significantly down for the three months ended November 30, 2015 versus 2014: $5,000 versus $23,849, respectively. In 2014, we gave much of our initial purchase of vaporizer pens to distributors and retail outlets. Additionally in 2014, we had expenditures related to product and company promotional activities which we had very little of in the three months ended November 30, 2015.

General and administrative expenses

Our general and administrative costs were down $50,012 ($148,200 for the three months ended November 30, 2014 versus $98,188 in 2015), mostly due to a reduction in the salary of our Chief Executive Officer, reduced compliance costs from reduced business activity levels and reduced office and travel costs.

Interest expense

Interest expense went from $29,988 for the three months ended November 30, 2014 to $39,046 for the same period in 2015, owing to higher debt levels.

Other income

During the three months ended November 30, 2014, we recorded $16,157 of income associated with the expiration of certain bid deposits from Gankit Corporation, the predecessor operation. We had no such item in 2015.

Liquidity and Capital Resources

As of November 30, 2015, the Company had current assets of $11,077, comprised of cash and cash equivalents of $10,764 and other current assets of $313.

We had negative working capital of $1,355,951 and a deficit accumulated of $1,694,201 as of November 30, 2015.

Cash Flows from Operating Activities

During the six months ended November 30, 2015 and 2014 the Company used cash in operating activities of $39,897 and $356,391, respectively. For the same period in 2014, the Company used $356,391 in operating activities. The majority of this difference arises from differences in the net loss for the two periods.

Cash Flows from Investing Activities

There were no cash flows provided or used in investing activities for the three months ended November 30, 2015 nor 2014.

Cash Flows from Financing Activities

During the three months ended November 30, 2015, we received $50,000 in proceeds from three promissory notes. For the same period in 2014, we received $350,000 in such proceeds.

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

Change in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no unregistered sales of equity securities during the quarter ended November 30, 2015.

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

