Form 10-Q
period 2016-02-29
Nhale, Inc.
filed 2016-08-25
CIK 1552979

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

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

2

NHALE, INC.

FINANCIAL STATEMENTS ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NHALE, INC.

BALANCE SHEETS

(Unaudited)

	February 29, 2016	May 31, 2015
ASSETS
Cash and equivalents	$9,120	$661
Prepaid expenses and other current assets	713	313
Total current assets	9,833	974

TOTAL ASSETS	$9,833	$974

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses	$322,649	$287,705
Accounts payable, related party	1,600	-
Advances from third parties	-	150,376
Notes payable in default	450,000
Short-term notes payable	475,000	600,000
Total current liabilities	1,249,249	1,038,081

Long-term notes payable	155,000	400,000
Total non-current liabilities	155,000	400,000

TOTAL LIABILITIES	1,404,249	$1,438,081

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value; 100 million shares authorized, 30,000,000 issued and outstanding at both February 29, 2016 and May 31, 2015.	3,000	3,000
Additional paid in capital	110,250	110,250
Accumulated deficit	(1,507,666)	(1,550,357)
TOTAL STOCKHOLDERS' DEFICIT	(1,394,416)	(1,437,107)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,833	$974

The accompanying notes are an integral part of these unaudited financial statements.

NHALE, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015

OPERATING EXPENSES
Sales and marketing expenses	$7,950	$40,650	$14,000	$82,984
General and administrative expenses	61,835	113,707	262,521	407,208
Total operating expenses	69,785	154,357	276,521	490,192
Net loss from operations	(69,785)	(154,357)	(276,521)	(490,192)

OTHER INCOME/(EXPENSE)
Interest expense	(43,680)	(33,382)	(121,164)	(86,617)
Gain on Forgiveness of debt and other liabilities	300,000	-	440,376	-
Other income	-	-	-	16,157
Total other income/(expense)	256,320	(33,382)	319,212	(70,460)

Net income (loss)	$186,535	$(187,739)	$42,691	$(560,652)

Net income (loss) per share - basic and diluted	0.01	(0.01)	0.00	(0.02)
Weighted average number of shares outstanding	30,000,000	30,000,000	30,000,000	30,000,000

The accompanying notes are an integral part of these unaudited financial statements.

NHALE, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	February 29, 2016	February 28, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$42,691	$(560,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on Forgiveness of debt and other liabilities	(440,376)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(400)	298
Accounts payable and accrued expenses	324,944	110,385
Accounts payable, related party	1,600	-
Customer deposits	-	(16,157)
Cash used in operating activities	(71,541)	(466,126)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	80,000	450,000
Cash provided by financing activities	80,000	450,000

Net change in cash and equivalents	8,459	(16,126)
Cash and equivalents, beginning of period	661	16,957
Cash and equivalents, end of period	$9,120	$831

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

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

Note 2. Going Concern

The Company has an accumulated deficit of $1,507,666 and has recurring negative cash flows from operations. As a result, the Company does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

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

Note 3. Notes Payable

During the nine months ended February 29, 2016, we borrowed an additional $80,000, issuing five promissory notes with issue dates, maturity dates, nominal amounts and interest rates as follows:

Issue Date	Maturity Date	Nominal Amount	Interest Rate
07/31/15	07/31/17	15,000	15%
10/06/15	10/06/17	10,000	15%
11/30/15	11/30/17	25,000	15%
12/14/15	12/14/17	15,000	15%
02/17/16	02/17/18	15,000	15%

During the nine months ended February 29, 2016, we accrued $121,164 of interest on our promissory notes collectively.

Also during the nine months ended February 29, 2016, we reclassified six promissory notes with aggregate nominal values of $325,000, from long-term to short-term as their maturity dates fell to within twelve months. Additionally, we reclassified eight promissory notes with an aggregate nominal value of $450,000 from long-term to Notes Payable in Default as their maturity dates expired without extension. The terms of these notes are that, upon default, a higher interest rate is applied to the outstanding unpaid principal. We accrued an additional 6% on two notes aggregating $150,000 of nominal value and an additional 3% on six notes with an aggregate nominal value of $300,000.

Note 4. Related-Party Transactions

Included in the balance sheet item Accounts Payable, Related Party is $1,600 of unpaid salary to our current Chief Executive Officer, Lance Williams.

On July 31, 2015, we signed an agreement with our former Chief Executive Officer, John Arnold, to settle our outstanding obligation to him of $150,376 in exchange for a cash payment of $10,000. The cash payment of $10,000 was made and we recorded a forgiveness of debt for the difference, or $140,376.

Note 5. Capital Structure

The Company has authorized capital consisting of 100,000,000 shares of common stock with a par value of $0.0001 per shares. On May 31, 2015, there were 30,000,000 shares of common stock issued and outstanding.

No shares were issued during the nine months ended February 29, 2016.

Note 6. Forgiveness of Debt Income

During the nine months ended February 29, 2016, we recorded forgiveness of debt income of $440,376 arising from two separate settlements with creditors.

As described in Note 4, we recorded debt forgiveness of $140,376 upon settlement of our outstanding obligation to Jack Arnold, our former Chief Executive Officer.

On February 12, 2016, we recorded $300,000 in forgiveness of debt income related to our settlement with a major consultant. Up to the point of the termination of the arrangement, we had accrued but not paid $300,000 of fees, stretching back to February 1, 2015, on our contract. These amounts were forgiven. Subsequent to the settlement, we still owe the consulting company $20,908 of costs paid on our behalf.

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

Nine Months Ended February 29, 2016 versus February 28, 2015

Sales and marketing

Our sales and marketing expenses were significantly down for the nine months ended February 29, 2016 versus February 28, 2015: $14,000 versus $82,984, respectively. In 2015, we gave much of our initial purchase of vaporizer pens to distributors and retail outlets. Additionally in 2015, we had expenditures related to product and company promotional activities which we had very little of in the nine months ended February 29, 2016.

General and administrative expenses

Our general and administrative costs were down $144,687 ($262,521 for the nine months ended February 29, 2016 versus $407,208 in 2015), mostly due to a reduction in the salary of our Chief Executive Officer (a $45,000 reduction), reduced compliance costs from reduced business activity levels (a reduction of $48,830), reduced consultancy costs (a $35,500 reduction) and reduced travel and office costs (a $14,648 reduction).

Interest expense

Interest expense went from $86,617 for the nine months ended February 28, 2015 to $121,164 for the same period in 2016, owing to higher debt levels.

Forgiveness of debt and other

As described in Note 6 to the financial statements, we recorded a forgiveness of debt income of $440,376 upon settlement of outstanding obligation with two creditors. We had no such item in 2015.

During the nine months ended February 28, 2015, we recorded $16,157 of income associated with the expiration of certain bid deposits from Gankit Corporation, the predecessor operation.

Three Months Ended February 29, 2016 versus February 28, 2015

Sales and marketing

Our sales and marketing expenses were significantly down for the three months ended February 29, 2016 versus February 28, 2015: $7,950 versus $40,650, respectively. In 2015, we gave much of our initial purchase of vaporizer pens to distributors and retail outlets. Additionally in 2015, we had expenditures related to product and company promotional activities which we had very little of in the three months ended February 29, 2016.

General and administrative expenses

Our general and administrative costs were down $51,872 ($61,835 for the three months ended February 29, 2016 versus $113,707 in 2015), mostly due to a reduction in the salary of our Chief Executive Officer (a $15,000 reduction), reduced compliance costs from reduced business activity levels (a reduction of $11,742), and reduced consultancy costs (a $25,000 reduction).

Interest expense

Interest expense went from $33,382 for the three months ended February 28, 2015 to $43,680 for the same period in 2016, owing to higher debt levels.

Forgiveness of debt and other

As described in Note 6 to the financial statements, we recorded forgiveness of debt income of $300,000 upon settlement of outstanding obligation with a creditor. We had no such item in 2015.

Liquidity and Capital Resources

As of February 29, 2016, the Company had current assets of $9,833, comprised of cash and cash equivalents of $9,120 and other current assets of $713.

We had negative working capital of $1,239,416 and a deficit accumulated of $1,507,666 as of February 29, 2016.

Cash Flows from Operating Activities

During the nine months ended February 29, 2016 and February 28, 2015 the Company used cash in operating activities of $71,541 and $466,126, respectively. The majority of this difference arises from differences in the net loss for those two periods.

Cash Flows from Investing Activities

There were no cash flows provided or used in investing activities for the nine months ended February 29, 2016 nor February 28, 2015.

Cash Flows from Financing Activities

During the nine months ended February 29, 2016, we received $80,000 in proceeds from three promissory notes. During the same period in 2015, we had $450,000 of such proceeds.

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

Change in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no unregistered sales of equity securities during the quarter ended February 29, 2016.

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

