Form 10-K
period 2016-05-31
Nhale, Inc.
filed 2016-10-13
CIK 1552979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

For the fiscal year ended May 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (November 30, 2015) was $5,200,000.

The number of shares of the registrant’s common stock outstanding as of October 12, 2016: 30,000,000.

IMPORTANT INFORMATION REGARDING THIS FORM 10-K

Unless otherwise indicated, references to “we,” “us,” and “our” in this Annual Report on Form 10-K refer to Nhale, Inc..

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

PART I

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

The Repayment Of Our Notes Payable Is Secured By A Security Interest In Substantially All Of Our Assets.

Private investors have loaned us $1,085,000 which was evidenced by promissory notes. These notes range in interest from 12% to 15% per annum. Of this amount $600,000 is currently in default and we are incurring default interest rates from 18% to 25%% on these notes. The notes are secured by security interests in substantially all of our assets and we do not currently have sufficient funds to repay the notes. Holders of these notes may enforce the security interest over the assets of the Company, which if enforced could leave us without any assets, and as a result, we could be forced to curtail or abandon our current business plans and operations. If that were to happen, the value of our shares may decline or become worthless.

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

Item 2. Properties

We maintain our business office at 422 E. Vermijo Ave. Suite 19, Colorado Springs, CO 80903. Our telephone number is (719) 219-06336.

On February 17, 2016, we entered into a lease agreement for our business office with 422 East Vermijo Investments, LLC (the “Landlord”). The material terms of the lease agreement are as follows:

•	Monthly rent of $385 is due in advance on the first day of each month.

•	The term is one-year through February 28, 2017

•	The Landlord will provide customary utilities to us including, electricity, air conditioning and heating, hot and cold water, janitorial services, and lighting in common areas.

•	We agreed to indemnify, defend and hold harmless The Landlord from any loss, attorney's fees, court and other costs, or claims arising out of use of the premises.

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

	Low Price	High Price
Quarter ended
May 31, 2016	$0.0050	$0.0067
February 28, 2016	0.0050	0.0200
November 30, 2015	0.0100	0.0600
August 31, 2015	0.0540	0.0670

May 31, 2015	$0.0510	$0.1299
February 28, 2015	0.1185	0.5800
November 30, 2014	0.3200	0.5700
August 31, 2014	0.1950	0.8200

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

Holders

As of the date of this report, we had 3 shareholders of record, not including shares held at brokerage firms, and 30,000,000 shares of common stock issued and outstanding.

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

Results of Operations

For the Year Ended May 31, 2016 versus 2015

Generally, all categories of expense are reduced (except interest expense) during the fiscal year ended May 31, 2016 as compared with the same period in 2015. During the current year, the company was evaluating which of its products to focus on or whether to further pursue the products at all, and in so doing, reduced all categories of spending, including the salary of our Chief Executive Officer and Board Chairman. Subsequent to May 31, 2016, the Company decided to resume activities.

Sales and marketing expenses - amounted to $13,850 for the fiscal year ended May 31, 2016 and was comprised of company promotional activities. The $84,749 spent during the fiscal year ended May 31, 2015 was various activities promoting our company and products. The reduction in sales and marketing expenses was due to the aforementioned decrease in activity.

General and administrative expenses - amounted to $275,648 in 2016 versus $506,737 in 2015. The reduction is principally due to reductions in Mr. Williams’ salary ($55,000), consulting expenses ($110,500) and compliance costs ($60,565).

Interest expense – increased from $129,748 in 2015 to $167,397 in 2016. The increase is a result of additional debts accumulated during the current year, and from penalty rates associated with our promissory notes in default.

Other income – we had two events during the current year of forgiveness of debts. First, from our previous Chief Executive Officer, John Arnold: we recorded other income of $140,376 when we settled our debt with him (see Note 8 to the financial statements). Secondly, we recorded other income of $300,000 when we settled an outstanding obligation with a consultant. In the previous year, we recorded other income of $4,021 when we paid off a promissory note to Teton Global LLC whereupon they forgave the outstanding accrued interest. Also in the previous year, we had other income of $16,157 related to the expiration of certain bid deposits from the previous operations of the Company, Gankit Corporation.

Liquidity and Capital Resources

As of May 31, 2016

As of May 31, 2016, the Company had total assets of $5,425, comprised of cash of $25, and prepaid expenses of $5,400.

Our current liabilities consists of accounts payable and accrued liabilities of $370,144; accounts payable – related party of $3,907, notes payable in default of $600,000 and short-term notes payable of $400,000. In addition, we have $85,000 of debt due in one year or greater and are classified as long-term.

Cash flows from Operating Activities

For the years ended May 31, 2016 and 2015, we had net cash used in operations of $85,636 and $492,132, respectively.

Cash flows from Investing Activities

We had no cash flows from investing activities for either year presented.

Cash flows from Financing Activities

For the years ended May 31, 2016 and 2015, we had net cash provided by financing activities of $85,000 and $475,836.

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

Item 8. Financial Statements and Supplementary Data

Our financial statements for the years ended May 31, 2016 and 2015 and the reports thereon of MaloneBailey, LLP are included following the signature page of this Form 10-K.

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

As required by Rule 13a-15 under the Exchange Act, our chief executive officer Lance Williams, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2016. Based on that evaluation, Mr. Williams concluded that as of May 31, 2016, our internal controls over financial reporting were not effective to satisfy the objectives for which they are intended, because we do not have adequate personnel to properly segregate duties which result in a material weakness. We also don’t have a formal process to identify, authorize and approve related-party transactions, the lack of which results in a material weakness. Presuming that the Company is able to raise adequate capital for its needs (see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of estimated capital requirements), management will endeavor to take the necessary steps to correct deficiencies over the next six months including deploying an adequate system of internal controls.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name and age of our current sole officer and director. Our Board of Directors, currently consisting solely of Mr. Williams. Our director will serve until the earlier occurrence of the election of his successor at the next meeting of stockholders, death, resignation or removal by the majority consent of our shareholders.

Name	Age	Positions

Lance Williams	46	Chief Executive Officer, President, and Sole Director

Lance Williams, age 46, Chief Executive Officer, President, and Sole Director

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

Board of Directors Meetings

The Company had zero formal meetings of the Board of Directors of the Company during the last fiscal year ending May 31, 2016 and instead took all actions via written consent of the sole director.

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

Item 11. Executive Compensation

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our officer and sole director for the fiscal years ended May 31, 2016 and 2015.

Name and Principal Position	Year Ended May 31,	Salary ($)	Bonus ($)	Stock Awards	Option Awards	All Other	Total

Lance Williams, current CEO and Chairman	2015	90,000	-	-	-	-	90,000
	2016	30,000	-	-	-	-	90,000

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

Employment Agreements

As of the date of this filing, we have no employees other than Mr. Williams, our sole officer and director. Mr. Williams works on our business approximately 40 hours per week. On May 13, 2014, we signed an employment agreement with Mr. Williams to serve as our President and Chief Executive Officer, which provided him with compensation of $7,500 per month. On May 1, 2015, that amount was changed to $2,500 per month.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information at October 12, 2016, with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock (based upon reports which have been filed and other information known to us), (ii) each of our directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of October 12, 2016, we had 30,000,000 shares of common stock issued and outstanding.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual financial statements associated with the review of the financial statements included in the Company’s Form 10-K and Form 10-Qs and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended May 31, 2016 and 2015 was $21,000.

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

__________

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

Signature	Title	Date

/s/ Lance Williams	Chief Executive Officer (Principal Executive Officer),	October 12, 2016
Lance Williams	Chief Financial Officer (Principal Financial Officer), (Principal Accounting Officer), President, and Sole Director

FINANCIAL STATEMENTS

NHALE, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Nhale, Inc.

Houston, Texas

We have audited the accompanying balance sheets of Nhale, Inc. (the “Company”) as of May 31, 2016 and 2015, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board

(United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nhale, Inc. as of May 31, 2016 and 2015, and the related results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has historically suffered losses from operations which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

October 12, 2016

NHALE, INC.

BALANCE SHEETS

	May 31, 2016	May 31, 2015

ASSETS
Cash and equivalents	$25	$661
Prepaid expenses and other current assets	5,400	313
Total current assets	5,425	974

TOTAL ASSETS	$5,425	$974

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses	$370,144	$287,705
Accounts payable, related party	3,907	-
Advances from related parties	-	150,376
Notes payable in default	600,000	-
Short-term notes payable	400,000	600,000
Total current liabilities	1,374,051	1,038,081

Long-term notes payable	85,000	400,000
Total non-current liabilities	85,000	400,000

TOTAL LIABILITIES	1,459,051	1,438,081

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value; 100 million shares authorized, 30,000,000 issued and outstanding at both May 31, 2016 and 2015.	3,000	3,000
Additional paid in capital	110,250	110,250
Accumulated deficit	(1,566,876)	(1,550,357)

TOTAL STOCKHOLDERS' DEFICIT	(1,453,626)	(1,437,107)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,425	$974

The accompanying notes are an integral part of these financial statements

NHALE, INC.

STATEMENTS OF OPERATIONS

	Year Ended May 31,
	2016	2015

OPERATING EXPENSES
Sales and marketing expenses	$13,850	$84,749
General and administrative expenses	275,648	506,737
Total operating expenses	289,498	591,486
Net loss from operations	(289,498)	(591,486)

OTHER INCOME/(EXPENSE)
Interest expense	(167,397)	(129,748)
Other income	440,376	20,178
Total other income/(expense)	272,979	(109,570)
Net loss	$(16,519)	$(701,056)

Net loss per share - basic and diluted	(0.00)	(0.02)
Weighted average number of shares outstanding	30,000,000	30,000,000

The accompanying notes are an integral part of these financial statements

NHALE, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid in	Accumulated	Total Equity
	Shares	Par Value	Capital	Deficit	(Deficit)

Balance, May 31, 2014	30,000,000	$3,000	$110,250	$(849,301)	$(736,051)

Net loss				(701,056)	(701,056)
Balance, May 31, 2015	30,000,000	$3,000	$110,250	$(1,550,357)	$(1,437,107)

Net loss				(16,519)	(16,519)
Balance, May 31, 2016	30,000,000	$3,000	$110,250	$(1,566,876)	$(1,453,626)

The accompanying notes are an integral part of these financial statements

NHALE, INC.

STATEMENTS OF CASH FLOWS

	Year Ended May 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,519)	$(701,056)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of debt and other liabilities	(440,376)	-

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,087)	(15)
Accounts payable and accrued expenses	372,439	225,096
Accounts payable, related party	3,907	-
Customer deposits	-	(16,157)
Cash used in operating activities	(85,636)	(492,132)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	85,000	525,000
Proceeds from notes payable-related party	-	836
Principal payments on notes payable	-	(50,000)
Cash provided by financing activities	85,000	475,836

Net change in cash and equivalents	(636)	(16,296)
Cash and equivalents, beginning of period	661	16,957
Cash and equivalents, end of period	$25	$661

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$4,021
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these financial statements

NHALE, INC.

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

NOTE 2. GOING CONCERN

The Company has a working capital deficit of $1,368,626 as of May 31, 2016 and negative cash flows from operations of $85,636 and $492,132 for the years ended May 31, 2016 and 2015, respectively, and does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

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

RECENTLY ADOPTED AND RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4. NOTES PAYABLE

On April 5, 2013, the Company signed a promissory note with Hillsmere S.A. in the amount of $50,000. The note bears interest at a rate of 15%, and was due and payable on December 31, 2015, and is collateralized by all of the assets of the Company. The Company had paid no interest or principal on this note and it is currently in default. We accrued $8,125 and 7,500 in interest expense for the years ended May 31, 2016 and 2015, respectively.

On June 21, 2013, the Company signed a Master Credit Agreement with Levantera, SA, a company formed under the laws of the Marshall Islands, to provide a lending facility of up to $1 million. Interest on current, un-matured amounts is 12% with matured unpaid balances subject to 18% per year. From signing this note through May 31, 2014, we borrowed $150,000 of principal on this facility and repaid none. This note is later assigned from Levantera to Cannon Investments on January 23, 2014, was due and payable on December 31, 2015 and is currently in default. At May 31, 2016, the outstanding unpaid principal and interest is $150,000 and $54,117, respectively. During the years ended May 31, 2016 and 2015, we accrued $21,750 and 18,000, respectively, in interest expense.

From November 17, 2013 to April 12, 2015, we signed fifteen separate promissory notes to Shield Investments, Inc. (the “Shield Notes”), the aggregate proceeds amount of which is $800,000. All of the Shield notes have interest rates of 15% with default rates of 25%. During the years ended May 31, 2016 and 2015, we borrowed $0 and $475,000, respectively. Of these fifteen notes, seven, which have an aggregate unpaid principal and interest balance of $400,000 and $137,705, respectively, are in default as of May 31, 2016. The remainder of the notes are classified as short-term, and have maturity dates which range from June 29, 2016 to April 12, 2017. These short-term notes have an aggregate unpaid principal and interest amounts at May 31, 2016 of $400,000 and $105,266, respectively. During the years ended May 31, 2016 and 2015, we accrued interest of $131,001 and $100,227, respectively.

On October 1, 2014, we issued a promissory note to Teton Global LLC in the amount of $50,000 for cash. The note bears interest at 15% (with a default rate of 25%) and matures on September 30, 2016. On March 12, 2015, we paid the principal amount in its entirety at the request of the creditor who, in consideration of prepayment, waived any accrued but unpaid interest. The amount accrued to that point, $4,021, was included in Other Income during the year ended May 31, 2015.

From July 31, 2015 through April 27, 2016, we borrowed an aggregate of $85,000 from Crystal Resources Corp, issuing six promissory notes with maturity dates ranging from July 31, 2017 to April 27, 2018. These notes all have interest rates of 15%, with default rates of 25%. During the year ended May 31, 2016, we accrued $6,475 of interest. All of these notes are included in long-term debt.

As of May 31, 2016 and 2015, the Company had $600,000 and $0 debt in default, $400,000 and $600,000 of short-term debt, and $85,000 and $400,000 of long-term debt, respectively.

NOTE 5. COMMON STOCK

The Company has authorized capital consisting of 100,000,000 shares of common stock with a par value of $0.0001 per shares. On May 31, 2016 and 2015, there were 30,000,000 shares of common stock issued and outstanding.

No shares were issued during the year ended May 31, 2016 or 2015.

NOTE 6. INCOME TAXES

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases. Net operating loss carry-forwards and tax benefits arising therefore are as follows:

	May 31, 2016	May 31, 2015
Deferred tax asset:
Net operating loss carry-forwards-beginning	$701,056	$-
Net loss	16,519	701,056
Equals: Net operating loss carry-forwards-ending	717,575	701,056
Tax benefit from net operating loss carry-forwards	243,975	(238,359)
Valuation allowance	(243,975)	238,359
	$-	$-

Our tax loss carry-forwards will begin to expire in 2030.

NOTE 7. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Employment Agreement

Our Board Chairman and Chief Executive Officer, Lance Williams, is currently under an employment agreement by which he is compensated at $2,500 per month. His original agreement stipulates a $7,500 per-month salary which has been reduced to $2,500 pending the achievement of statutory reporting compliance.

Office Rent

On February 17, 2016, we signed on office lease agreement with 422 E. Vermijo Investments, LLC to lease office space in Colorado Springs, CO for $385 per month commencing March 1, 2016 and ending February 28, 2017.

Five-year payouts for the above two items is as follows:

Year Ended May 31,
2017	33,465
2018	30,000
2019	30,000
2020	30,000
2021	30,000

The above table includes $3,465 in 2017 for rent at our office in Colorado Springs, CO and $30,000 per year for Lance Williams for all years.

NOTE 8. RELATED-PARTY TRANSACTIONS

During the year ended May 31, 2014, we incurred $84,000 in compensation to Mr. Arnold, our then CEO and Chairman, for compensation pursuant to our employment agreement with him. During that period, we paid Mr. Arnold $63,000 in cash, with $49,000 of compensation still due as of May 31, 2015. As of May 31, 2016 and 2015, total amounts due to John Arnold were $0 and $150,376, respectively. During the fiscal year ended May 31, 2015, we reclassified $836 of cash proceeds from Mr. Arnold and $49,040 of unpaid salary from accounts payable to “Advances from Related Parties”, the debt is 0% interest and due on demand.

On July 31, 2015, we signed an agreement with our former Chief Executive Officer, John Arnold, to settle our outstanding obligation to him of $150,376 in exchange for a cash payment of $10,000. The cash payment of $10,000 was made and we recorded a forgiveness of debt for the difference, or $140,376.

Lance Williams, our current CEO and Chairman was accrued $30,000 and $85,000 and paid $27,322 and $85,000 during the fiscal years ended May 31, 2016 and 2015, respectively. At May 31, 2016 we owed Mr. Williams $2,678 of unpaid salary and $1,229 of unreimbursed expense

NOTE 9. FORGIVENESS OF DEBT INCOME

During the year ended May 31, 2016, we recorded forgiveness of debt income of $440,376 arising from two separate settlements with creditors.

As described in Note 8, we recorded debt forgiveness of $140,376 upon settlement of our outstanding obligation to John Arnold, our former Chief Executive Officer.

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

NOTE 10. SUBSEQUENT EVENTS

Subsequent to May 31, 2016, we borrowed $80,000 at 15% interest, $10,000 of which is due June 2, 2018, $20,000 of which is due June 17, 2018 and $50,000 of which is due August 16, 2018.

