Form 10-Q
period 2016-08-31
Nhale, Inc.
filed 2016-10-24
CIK 1552979

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

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

There were 30,000,000 shares of the registrant’s common stock issued and outstanding as of October 21, 2016.

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

2

NHALE, INC.

FINANCIAL STATEMENTS ON FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

NHALE, INC.

BALANCE SHEETS

(Unaudited)

	August 31, 2016	May 31, 2016

ASSETS
Cash and equivalents	$16,689	$25
Prepaid expenses and other current assets	2,658	5,400
Total current assets	19,347	5,425

TOTAL ASSETS	$19,347	$5,425

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses	$408,149	$370,144
Accounts payable, related party	-	3,907
Notes payable in default	725,000	600,000
Short-term notes payable	290,000	400,000
Total current liabilities	1,423,149	1,374,051

Long-term notes payable	150,000	85,000
Total non-current liabilities	150,000	85,000

TOTAL LIABILITIES	1,573,149	1,459,051

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value; 100 million shares authorized, 30,000,000 issued and outstanding at both August 31, 2016 and May 31, 2016.	3,000	3,000
Additional paid in capital	110,250	110,250
Accumulated deficit	(1,667,052)	(1,566,876)
TOTAL STOCKHOLDERS' DEFICIT	(1,553,802)	(1,453,626)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$19,347	$5,425

The accompanying notes are an integral part of these unaudited financial statements.

NHALE, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended August 31,
	2016	2015

OPERATING EXPENSES
Sales and marketing expenses	$-	$1,050
General and administrative expenses	50,301	102,498
Total operating expenses	50,301	103,548
Net loss from operations	(50,301)	(103,548)

OTHER INCOME/(EXPENSE)
Interest expense	(49,875)	(38,438)
Forgiveness of debt	-	140,376
Total other income/(expense)	(49,875)	101,938

Net loss	$(100,176)	$(1,610)

Net income (loss) per share - basic and diluted	(0.00)	(0.00)
Weighted average number of shares outstanding	30,000,000	30,000,000

The accompanying notes are an integral part of these unaudited financial statements.

NHALE, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended August 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(100,176)	$(1,610)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of debt	-	(140,376)

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,742
Accounts payable and accrued expenses	38,005	124,739
Accounts payable, related party	(3,907)	2,500
Cash used in operating activities	(63,336)	(14,747)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	80,000	15,000
Cash provided by financing activities	80,000	15,000

Net change in cash and equivalents	16,664	253
Cash and equivalents, beginning of period	25	661
Cash and equivalents, end of period	$16,689	$914

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these unaudited financial statements.

NHALE, INC.

Notes to Financial Statements

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim financial statements of Nhale, Inc. (“NHLE” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K filed with the SEC on October 13, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for our interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the fiscal year ended May 31, 2016, as reported in our annual report on Form 10-K, have been omitted.

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

Note 2. Going Concern

The Company has an accumulated deficit of $1,667,052 and has recurring negative cash flows from operations. As a result, the Company does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

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

Note 3. Notes Payable

During the three months ended August 31, 2016, we borrowed an additional $80,000, issuing three promissory notes with issue dates, maturity dates, nominal amounts and interest rates as follows:

Issue Date	Maturity Date	Nominal Amount	Interest Rate
06/02/16	06/02/18	10,000	15%
06/17/15	06/17/18	20,000	15%
08/16/16	08/16/18	50,000	15%

During the three months ended August 31, 2016, we accrued $49,875 of interest on our promissory notes collectively.

Also during the three months ended August 31, 2016, we reclassified one promissory note with a nominal value of $15,000, from long-term to short-term as their maturity dates fell to within twelve months. Additionally, we reclassified two promissory notes with an aggregate nominal value of $125,000 from short-term to Notes Payable in Default as their maturity dates expired without extension. The terms of these notes are that, upon default, a higher interest rate is applied to the outstanding unpaid principal.

Our weighted average annual interest rates at August 31, 2016 are: for Notes Payable in Default – 24%, Short-Term Notes – 15%, Long-Term Notes - $15%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in connection with the Company’s financial statements and related notes thereto, as included in this report on Form 10-Q, as well as the Company’s annual report on Form 10-K, filed October 13, 2016.

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

Three Months Ended August 31, 2016 versus 2015

Sales and marketing

Our sales and marketing expenses were zero for the three months ended August 31, 2016 versus $1,050 for the same period in 2015. The Company has not been marketing its products actively.

General and administrative expenses

Our general and administrative costs were down $52,197 ($50,301 for the three months ended August 31, 2016 versus $102,498 in 2015). This reduction was the net of the change in consulting expenses (a reduction of $75,000), the change in compliance costs (an increase of $21,611) and an increase in office costs and travel (an increase of $1,192).

Interest expense

Interest expense went from $38,438 for the three months ended August 31, 2015 to $49,875 for the same period in 2016, owing to higher debt levels. Additionally, as explained in Note 3 to the financial statements, we carry a higher weighted average interest rate for debt which is in default at the balance sheet date. The amount of debt in default has increased.

Forgiveness of debt

We recorded forgiveness of debt income of $140,376 during the three months ended August 31, 2015 when we signed an agreement with our former Chief Executive Officer, John Arnold, to settle our obligation to him. We had no such forgiveness of debt income in the current year.

Liquidity and Capital Resources

As of August 31, 2016, the Company had current assets of $19,347, comprised of cash and cash equivalents of $16,689 and other current assets of $2,658.

We had negative working capital of $1,403,802 and a deficit accumulated of $1,667,052 as of August 31, 2016.

Cash Flows from Operating Activities

During the three months ended August 31, 2016 and 2015 the Company used cash in operating activities of $63,336 and $14,747, respectively. The majority of this difference arises from differences in the net loss for those two periods.

Cash Flows from Investing Activities

There were no cash flows provided or used in investing activities for the three months ended August 31, 2016 nor 2015.

Cash Flows from Financing Activities

During the three months ended August 31, 2016, we received $80,000 in proceeds from three promissory notes. During the same period in 2015, we had $15,000 of such proceeds.

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

Change in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K, filed with the Commission on October 13, 2016, and investors are encouraged to review such risk factors prior to making an investment in the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended August 31, 2016.

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

Nhale, Inc.

Date: October 24, 2016	By:	/s/ Lance Williams
Lance Williams
Chairman of the Board and CEO
(Principal Executive Officer and
Principal Accounting Officer)

