Form 10-Q
period 2016-11-30
Nhale, Inc.
filed 2017-01-13
CIK 1552979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

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

There were 30,000,000 shares of the registrant’s common stock issued and outstanding as of January 13, 2017.

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

2

NHALE, INC.

FINANCIAL STATEMENTS ON FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

NHALE, INC.

BALANCE SHEETS

(Unaudited)

	November 30, 2016	May 31, 2016

ASSETS
Cash and equivalents	$11,024	$25
Prepaid expenses and other current assets	400	5,400
Total current assets	11,424	5,425

TOTAL ASSETS	$11,424	$5,425

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses	$472,889	$370,144
Accounts payable, related party	-	3,907
Notes payable in default	825,000	600,000
Short-term notes payable	225,000	400,000
Total current liabilities	1,522,889	1,374,051

Long-term notes payable	140,000	85,000
Total non-current liabilities	140,000	85,000

TOTAL LIABILITIES	1,662,889	1,459,051

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value; 100 million shares authorized, 30,000,000 issued and outstanding at both November 30, 2016 and May 31, 2016.	3,000	3,000
Additional paid in capital	110,250	110,250
Accumulated deficit	(1,764,715)	(1,566,876)
TOTAL STOCKHOLDERS' DEFICIT	(1,651,465)	(1,453,626)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$11,424	$5,425

The accompanying notes are an integral part of these unaudited financial statements.

NHALE, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2016	2015	2016	2015

OPERATING EXPENSES
Sales and marketing expenses	$-	$5,000	$-	$6,050
General and administrative expenses	31,919	98,188	82,220	200,686
Total operating expenses	31,919	103,188	82,220	206,736
Net loss from operations	(31,919)	(103,188)	(82,220)	(206,736)

OTHER INCOME/(EXPENSE)
Interest expense	(65,744)	(39,046)	(115,619)	(77,484)
Forgiveness of debt	-	-	-	140,376
Total other income/(expense)	(65,744)	(39,046)	(115,619)	62,892

Net loss	$(97,663)	$(142,234)	$(197,839)	$(143,844)

Net income (loss) per share - basic and diluted	(0.00)	(0.00)	(0.01)	(0.00)
Weighted average number of shares outstanding	30,000,000	30,000,000	30,000,000	30,000,000

The accompanying notes are an integral part of these unaudited financial statements.

NHALE, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended November 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(197,839)	$(143,844)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of debt	-	(140,376)

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	5,000	-
Accounts payable and accrued expenses	102,745	240,223
Accounts payable, related party	(3,907)	4,100
Cash used in operating activities	(94,001)	(39,897)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	105,000	50,000
Cash provided by financing activities	105,000	50,000

Net change in cash and equivalents	10,999	10,103
Cash and equivalents, beginning of period	25	661
Cash and equivalents, end of period	$11,024	$10,764

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

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

Note 2. Going Concern

The Company has an accumulated deficit of $1,764,715 and has recurring negative cash flows from operations. As a result, the Company does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

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

Note 3. Notes Payable

During the six months ended November 30, 2016, we borrowed an additional $105,000, issuing four promissory notes with issue dates, maturity dates, nominal amounts and interest rates as follows:

Issue Date	Maturity Date	Nominal Amount	Interest Rate
06/02/16	06/02/18	10,000	15%
06/17/15	06/17/18	20,000	15%
08/16/16	08/16/18	50,000	15%
11/30/16	11/30/18	25,000	15%

During the six months ended November 30, 2016, we accrued $115,619 of interest on our promissory notes collectively.

Also during the six months ended November 30, 2016, we reclassified two promissory notes with an aggregate value of $25,000, from long-term to short-term as their maturity dates fell to within twelve months. Additionally, we reclassified four promissory notes with an aggregate value of $225,000 from short-term to Notes Payable in Default as their maturity dates expired without extension. The terms of these notes are that, upon default, a higher interest rate is applied to the outstanding unpaid principal.

Our weighted average annual interest rates for the six months ended November 30, 2016 are: for Notes Payable in Default – 22%, Short-Term Notes – 15%, Long-Term Notes - $15%.

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

Plan of Operations

Our plan of operation revolves around the development and commercialization of technologies related to the medical marijuana market. As more states legalize medical marijuana there will be increasing opportunities for us to commercialize new technologies designed for this sector. The first product we have commercialized is the Nhale.

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

Six Months Ended November 30, 2016 versus 2015

Sales and marketing

Our sales and marketing expenses were zero for the six months ended November 30, 2016 versus $6,050 for the same period in 2015. The Company has not been marketing its products actively.

General and administrative expenses

Our general and administrative costs were down $118,466 ($82,220 for the six months ended November 30, 2016 versus $200,686 in 2015). This reduction was the net of the change in consulting expenses (a reduction of $150,000), the change in compliance costs (an increase of $29,346) and an increase in office costs and travel (an increase of $2,188).

Interest expense

Interest expense went from $77,484 for the six months ended November 30, 2015 to $115,169 for the same period in 2016, owing to higher debt levels. Additionally, as explained in Note 3 to the financial statements, we carry a higher weighted average interest rate for debt which is in default at the balance sheet date. The amount of debt in default has increased.

Forgiveness of debt

We recorded forgiveness of debt income of $140,376 during the six months ended November 30, 2015 when we signed an agreement with our former Chief Executive Officer, John Arnold, to settle our obligation to him. We had no such forgiveness of debt income in the current year.

Three Months Ended November, 2016 versus 2015

Sales and marketing

Our sales and marketing expenses were zero for the three months ended November 30, 2016 versus $5,000 for the same period in 2015. The Company has not been marketing its products actively.

General and administrative expenses

Our general and administrative costs were down $66,269 ($31,919 for the three months ended November 30, 2016 versus $98,188 in 2015). This reduction was the net of the change in consulting expenses (a reduction of $75,000), the change in compliance costs (an increase of $7,735) and an increase in office costs and travel (an increase of $996).

Interest expense

Interest expense went from $39,046 for the three months ended November 30, 2015 to $65,744 for the same period in 2016, owing to higher debt levels. Additionally, as explained in Note 3 to the financial statements, we carry a higher weighted average interest rate for debt which is in default at the balance sheet date. The amount of debt in default has increased.

Liquidity and Capital Resources

As of November 30, 2016, the Company had current assets of $11,424, comprised of cash and cash equivalents of $11,024 and other current assets of $400.

We had negative working capital of $1,511,465 and a deficit accumulated of $1,764,715 as of November 30, 2016.

Cash Flows from Operating Activities

During the six months ended November 30, 2016 and 2015 the Company used cash in operating activities of $94,001 and $39,897, respectively. The majority of this difference arises from differences in the net loss for those two periods.

Cash Flows from Investing Activities

There were no cash flows provided or used in investing activities for the three months ended November 30, 2016 nor 2015.

Cash Flows from Financing Activities

During the six months ended November 30, 2016, we received $105,000 in proceeds from four promissory notes. During the same period in 2015, we had $50,000 of such proceeds.

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

Change in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no unregistered sales of equity securities during the quarter ended November 30, 2016.

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

______________

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

Nhale, Inc.

Date: January 13, 2017	By:	/s/ Lance Williams
Lance Williams
Chairman of the Board and CEO
(Principal Executive Officer and Principal Accounting Officer)

