Form 10-K
period 2021-12-31
Nhale, Inc.
filed 2022-04-06
CIK 1552979

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2021.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-182761

NHALE INC.

(Exact name of registrant as specified in its charter)

_____________________

Nevada	38-3870905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

42 Mott Street, 4th Floor, New York, NY	10013
(Address of principal executive offices)	(Zip Code)

86-1370164788

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

_________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☒    No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0

As of March 28, 2022, there were 30,000,000 shares outstanding of the registrant’s common stock.

i

PART I

Item 1.	Business

(a) Business Development

The Company was organized under the laws of the State of Nevada on March 8,2021, under Gankit Corporation. The Company was development stage company as an e-commerce business focused on selling a diverse set of products through its website Gankit.com.

On May 12, 2014, the control block of stock, 20,000,000 shares of restricted common stock were purchased resulting in a change of control. The Company then ceased to operate its e-commerce website and abandoned that business model, and re-focused on the development, branding, and distribution of non-flame smoking devices. The Company changed its name at this time to Nhale, Inc.

Business operations for Nhale Inc. was abandoned by former management and a custodianship action, as described in the subsequent paragraph, was commenced in 2020. The Company filed its last 10-Q in 2016, this financial report included liabilities and debts. As of the date of this filing, these liabilities and debts have not been addressed.

On November 24. 2020, the Eighth District Court of Clark County, Nevada granted the Application for Appointment of Custodian as a result of the absence of a functioning board of directors and the revocation of the Company’s charter. The order appointed Small Cap Compliance, LLC (“SCC”, the “Custodian”) custodian with the right to appoint officers and directors, negotiate and compromise debt, execute contracts, issue stock, and authorize new classes of stock. Rhonda Keaveney is the sole member and control person for Small Cap Compliance, LLC.

The court awarded custodianship to SCC based on the absence of a functioning board of directors, revocation of the company’s charter, and abandonment of the business. At this time, Rhonda Keaveney was appointed sole officer and director.

The Company was severely delinquent in filing annual reports for the Company’s charter. The last annual report was filed on May 31, 2016, on Form 10-K. In addition, the company was subject to Exchange Act reporting requirements including filing 10-Q’s and 10-Ks. The Company filed its last 10-Q for quarter ending November 30, 2016 and was out of compliance with Exchange Act reporting. SCC attempted to contact the Company’s officers and directors through letters, emails, and phone calls, with no success.

The Custodian was a shareholder in the Company and applied to the Court for an Order appointing SCC as the Custodian. This application was for the purpose of reinstating NHLE’s corporate charter to do business and restoring value to the Company for the benefit of the stockholders.

The Custodian performed the following actions in its capacity as custodian:

•	Funded any expenses of the company including paying off outstanding liabilities

•	Brought the Company back into compliance with the Nevada Secretary of State, resident agent, transfer agent

•	Appointed officers and directors and held a shareholders meeting

The Custodian paid the following expenses on behalf of the company:

Nevada Secretary of State for reinstatement of the Company, $4,850

Transfer agent, Island Stock Transfer, $13,230

Upon appointment as the Custodian of NHLE and under its duties stipulated by the Nevada court, SCC took initiative to organize the business of the issuer. As Custodian, the duties were to conduct daily business, hold shareholder meetings, appoint officers and directors, reinstate the company with the Nevada Secretary of State. SCC also had authority to enter into contracts and find a suitable merger candidate. SCC was compensated for its role as custodian in the amount of 500,000 shares of Convertible Series A Preferred Stock. SCC did not receive any additional compensation, in the form of cash or stock, for custodian services. The custodianship was discharged on April 7 2021.

On January 20, 2021, SCC entered into a Stock Purchase Agreement with Bridgeview Capital Partners, LLC, whereby Bridgeview Capital Partners, LLC purchased 500,000 shares of Convertible Series A Preferred Stock for $37,000. These shares represent the controlling block of stock. Ms. Keaveney resigned her position of sole officer and director and appointed Michael Dobbs as as CEO, Treasurer, Secretary, and Director of the Company.

Bridgeview Capital Partners, LLC is controlled by Michael Dobbs and Sean Lanci.

Bridgeview Capital Partners, LLC entered into a Stock Purchas Agreement with Yang Chong Yi whereby Yang Chong Yi purchased 500,000 shares of Convertible Series A Preferred Stock. Michael Dobbs resigned as sole officer and director and appointed Yang Chong Yi as its CEO, Treasurer, Secretary, and Director of the Company.

We are currently a shell company, as defined in Rule 405 under the Securities Act of 1933, as amended (the “Securities Act”), and Rule 12b-2.

(b) Business of Issuer

Nhale Inc. is a developmental stage company, incorporated under the laws of the State of Nevada on June 18, 2012. Our plan of business has not been implemented but will incorporate the implementation of carbon footprint neutrality and purification through artificial intelligence and emission reduction. Our target market will be both business and residential and include government agencies, schools, hospitals, health clubs, and family residences.

At present financial revenue has not yet been realized. The Company hopes to raise capital to fund its business plan.

All statements involving our business plan are forward looking statements and have not been implemented as of this filing.

The Company is moving in a new direction, statements made relating to our business plan are forward looking statements and we have no history of performance. Current management have limited experience in carbon footprint neutrality and purification but is actively looking for a suitable person to incorporate into the management team.

We feel that our business plan addresses the need for additional development in carbon reduction and neutrality.

We are in the business of carbon neutrality and air purification and will incorporate artificial intelligence (“AI”) to achieve our goals.

Ambient air pollution is harmful to the environment and human health, and is a local, regional, and hemispheric issue. Climate change is a global challenge driven by the observed increase in atmospheric greenhouse gas concentrations, as a result of emissions from human activities. Most air pollutants (APs) and greenhouse gases (GHGs) are closely interlinked, once they have common sources, which mainly arise from fuel combustion and industrial processes. Reductions in GHG emissions can bring ancillary benefits of improved air quality and reduced premature mortality, in addition to slowing climate change. Moreover, air quality co-benefits on morbidity, mortality, and agriculture could globally offset the costs of climate policy.

Our AI technology will perform air purification and optimization to reach carbon neutrality. Through our AI we will be able to access substances in the air, thus greatly improving efficiency and reducing energy consumption/emissions. The company currently plans to select 20 cities in the developed coastal areas and corresponding provincial capitals as the first phase cities that key services will be launched. The plan is expected to cover 600,000 spaces and benefit more than 2 million people. On this basis, services will be delivered in more cities gradually and the country's first community that focus on people’s health via respiratory health services. The projects that the company puts emphasis on fully conform to the Chinese government’s health strategy of establishing a national public health system and doing the work well in disease prevention and treatment. It is also in line with the international commitment of energy saving, emission reduction and carbon neutrality. It is a project with comprehensive benefits that meets international social and corporate needs. Our vision incorporates the spirit of social responsibility, not only on a local community basis but also on a global scale and is generally taken to include

•	Air purification
•	Service a large geographical area including many Chinese provinces
•	Create an energy saving through our air purification process
•	Carbon neutrality by reducing air pollutants
•	Incorporate AI technology to achieve our goals

The Company intends to implement its business plan upon raising capital. Subject to available capital, the Company intends to invest in:

Development

•	Research and development of AI technology to monitor air quality

o	Produce drones

Implementation

•	Promoting local and international understanding and mindfulness
•	Actively marketing our drones in local and global markets
•	Market to government entities as role models for our product to encourage residential compliance

The analysis will be undertaken by or under the supervision of our management. As of the date of this filing, we have not entered into definitive agreements. In our continued efforts to analyze potential business plan, we intend to consider the following factors:

•	Potential for growth, indicated by anticipated market expansion or new technology
•	Competitive position as compared to other competitors of similar size and experience within the carbon neutrality space, as well as within the industry as a whole
•	Strength and diversity of management, and the accessibility of required management expertise, personnel, services, professional assistance, and other required items
•	Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities or convertible debt, through joint ventures or similar arrangements or from other sources;
•	The extent to which the business opportunity can be advanced in the marketplace; and
•	Other relevant factors

In applying the foregoing criteria, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired. Additionally, we will be competing against other entities that may have greater financial, technical, and managerial capabilities for identifying and completing our business plan.

We are unable to predict when we will, if ever, identify and implement our business plan. We anticipate that proposed business plan would be made available to us through personal contacts of our directors, officers and principal stockholders, professional advisors, broker-dealers, venture capitalists, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who introduce the Company to business opportunities in which we participate.

As of the time of this filing, the Company has not implemented its business plan.

We expect that our due diligence will encompass, among other things, meetings with incumbent management of the target business and inspection of its facilities, as necessary, as well as a review of financial and other information, which is made available to the Company. This due diligence review will be conducted either by our management or by third parties we may engage. We anticipate that we may rely on the issuance of our common stock in lieu of cash payments for services or expenses related to any analysis.

We may incur time and costs required to select and evaluate our business structure and complete our business plan, which cannot presently be determined with any degree of certainty. Any costs incurred with respect to the indemnification and evaluation of a prospective international education program that is not ultimately completed may result in a loss to the Company. These fees may include legal costs, accounting costs, finder’s fees, consultant’s fees and other related expenses. We have no present arrangements for any of these types of fees.

We anticipate that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys, consultants, and others. Costs may be incurred in the investigation process, which may not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in a loss to the Company of the related costs incurred.

Competition

Our company expects to compete with many countries in the carbon neutrality and air purification industry. In addition, there are several competitors that are larger and more profitable than NHLE. We expect that the quantity and composition of our competitive environment will continue to evolve as the industry matures. Additionally, increased competition is possible to the extent that new geographies enter the marketplace as a result of continued enactment of regulatory and legislative changes. We believe that diligently establishing and expanding our funding sources will establish us in this emerging industry. Additionally, we expect that establishing our product offerings on new platforms are factors that mitigate the risk associated with operating in a developing competitive environment. Additionally, the contemporaneous growth of the industry as a whole will result in new technology within the marketplace, thereby further mitigating the impact of competition on our future operations and results.

Compliance with government standards and guidelines will increase development costs and the cost of operating our business. In turn, we may not be able to meet the competitive price point for our air purification products as dictated by the market and our competitors.

Again, these are forward looking statements and not an indication of past performance. There is no guarantee that we will be able to implement our business plan and have no merger candidates as of the time of this filing.

Effect of Existing or Probable Governmental Regulations on the Business

Upon effectiveness of this Form 10, we will be subject to the Exchange Act and the Sarbanes-Oxley Act of 2002. Under the Exchange Act, we will be required to file with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The Sarbanes-Oxley Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and to strengthen auditor independence. It also (1) requires steps be taken to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; (2) establishes clear statutory rules to limit possible conflicts of interest affecting securities analysts; (3) creates guidelines for audit committee members’ appointment, and compensation and oversight of the work of public companies’ auditors; (4) prohibits certain insider trading during pension fund blackout periods; and (5) establishes a federal crime of securities fraud, among other provisions.

We will also be subject to Section 14(a) of the Exchange Act, which requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to our stockholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14A. Preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are provided to our stockholders.

Employees

As of June 30, 2021, we had one officer and director. We anticipate that we will begin to fill out our management team as and when we raise capital to begin implementing our business plan. In the interim, we will utilize independent consultants to assist with accounting and administrative matters. We currently have no employment agreements and believe our consulting relationships are satisfactory. We plan to continue to hire independent consultants from time to time on an as-needed basis.

Item 1A.	Risk Factors

Risks Relating to Our Business

Our business plan involves a number of very significant risks. Our future business, operating results and financial condition could be seriously harmed as a result of the occurrence of any of the following risks. You could lose all or part of your investment due to any of these risks. You should invest in our common stock only if you can afford to lose your entire investment.

Our officers and directors reside outside the United States, investors may have limited legal recourse against them including difficulties in enforcing judgments made against them by U.S. courts. There is neither treaty nor any reciprocal arrangement between China and the United States regarding recognition or enforcement of civil judgments.

Our Auditor is U.S. based and registered with the PCAOB so Our Company is Subject to PCAOB Inspections

The Holding Foreign Companies Accountable Act (“HFCAA”) became law in December 2020 and prohibits foreign companies from listing their securities on U.S. exchanges if the company has been unavailable for PCAOB inspection or investigation for three consecutive years.

The HFCAA requires the SEC to identify registrants that have retained a registered public accounting firm to issue an audit report where that registered public accounting firm has a branch or office that:

•	Is located in a foreign jurisdiction; and
•	The PCAOB has determined that it is unable to inspect or investigate completely because of a position taken by an authority in the foreign jurisdiction
•	As reflected on the PCAOB's website, the PCAOB is currently unable to inspect or investigate accounting firms due to a position of the local authority in two jurisdictions: China and Hong Kong

If a PCAOB auditor is unable to inspect the issuer's public accounting firm for three consecutive years, the issuer's securities are banned from trade on a national exchange or through other methods. The United States Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would decrease the number of non-inspection years from three years to two years. As a result, our securities could be delisted rendering our stock worthless as a result of "non-inspection" by the PCAOB.

On December 16, 2021, the PCAOB issued a report on its determinations that if the Board is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, a Special Administrative Region of the People’s Republic of China (PRC), because of positions taken by PRC authorities in those jurisdictions, it will suspend trading of the issuer. The Board made these determinations pursuant to PCAOB Rule 6100 which provides a framework for how the PCAOB fulfills its responsibilities under the Holding Foreign Companies Accountable Act (HFCAA).

On December 16, 2021, the following amendments to the HCFAA were adopted by the Securities and Exchange Commission:

Consistent with the HFCAA, the final amendments require Commission-Identified Issuers to submit documentation to the SEC through the EDGAR system on or before its annual report due date that establishes that it is not owned or controlled by a governmental entity in its public accounting firm’s foreign jurisdiction. The final amendments also require a Commission-Identified Issuer that is also a “foreign issuer,” as defined in Exchange Act Rule 3b-4, to provide certain additional specified disclosures in their annual report for itself and its consolidated foreign operating entity or entities, including any variable-interest entity or similar structure that results in additional foreign entities being consolidated in the registrant’s financial statements.

The required disclosures include:

•	During the period covered by the form, the registered public accounting firm has prepared an audit report for the issuer;

•	The percentage of the shares of the issuer owned by governmental entities in the foreign jurisdiction in which the issuer is incorporated or otherwise organized;

•	Whether governmental entities in the applicable foreign jurisdiction with respect to that registered public accounting firm have a controlling financial interest with respect to the issuer;

•	The name of each official of the Chinese Communist Party who is a member of the board of directors of the issuer or the operating entity with respect to the issuer; and

•	Whether the articles of incorporation of the issuer (or equivalent organizing document) contains any charter of the Chinese Communist Party, including the text of any such charter.

The SEC will identify a registrant as a Commission-Identified Issuer as early as possible after the registrant files its annual report and on a rolling basis. The SEC will “provisionally identify” a registrant as a Commission-Identified Issuer on the SEC’s website at www.sec.gov/HFCAA. For 15 business days after this provisional identification, a registrant may email the SEC if it believes it has been incorrectly identified, providing evidence supporting its claim. After reviewing the information, the registrant will be notified whether the SEC will “conclusively identify” the registrant as a Commission-Identified Issuer.

A Commission-Identified Issuer is a registrant identified by the SEC as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the Public Company Accounting Oversight Board (PCAOB) is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction (PCAOB-Identified Firm). The SEC will identify such issuers promptly after the filing of their annual reports by evaluating whether the annual report contains an audit report signed by a PCAOB-Identified Firm. We may be subject to the HFCAA if we are identified as a "Commission-Identified Issuer" in accordance with such HFCAA amendments

If the registrant does not contact the SEC to dispute the provisional identification within 15 business days, the SEC will conclusively identify the registrant as a Commission-Identified Issuer. The SEC will publish a list on its website identifying Commission-Identified Issuers, indicating the number of years a Commission-Identified Issuer has been published on the list, and noting whether the Commission-Identified Issuer has been subject to any prior trading prohibitions.

The HFCAA requires the SEC to prohibit the trading of the securities of certain Commission Identified Issuers on a national securities exchange or through any other method that is within the jurisdiction of the SEC to regulate, including through over-the-counter trading. As a result, the SEC will impose an initial trading prohibition on a registrant as soon as practicable after it is conclusively identified as a Commission-Identified Issuer for three consecutive years.

If the SEC ends the initial trading prohibition and, thereafter, the registrant is again determined to be a Commission-Identified Issuer, the SEC will impose a subsequent trading prohibition on the registrant for a minimum of five years. To end an initial or subsequent trading prohibition, a Commission-Identified Issuer must certify that it has retained or will retain a registered public accounting firm that the PCAOB has determined it is able to inspect or investigate. To make that certification, the Commission-Identified Issuer must file financial statements that include an audit report signed by such a registered public accounting firm.

Our auditor, BFBorgers CPA PC, is required to undergo regular inspections by the PCAOB as an auditor of companies that are publicly traded in the United States and a firm registered with the PCAOB. NHLE will be subject to the HFCAA adopted amendments if it is located within the PRC jurisdiction where the PCAOB is unable to conduct inspections without the approval of the Chinese government authorities. If our auditor is not inspected by the PCAOB as specified in the HFCAA, our securities may be prohibited from trading, and this ultimately could result in being delisted.

Our Business is Subject to Numerous Legal and Regulatory Risks that Could Have an Adverse Impact on Our Contemplated Business.

We are subject to differing and sometimes conflicting laws and regulations in the various China jurisdictions where we provide our services. As the carbon neutrality and air purification is still at a relatively early stage of development, new laws and regulations may be adopted from time to time to address new issues that come to the authorities' attention. In addition, considerable uncertainties still exist with respect to the interpretation and implementation of existing laws and regulations governing our contemplated business activities. A large number of proposals are before various national, regional, and local legislative bodies and regulatory entities regarding issues related to our industry or our business model. As we implement our business plan and expand into new cities or countries or as we add new products and services to our platform, we may become subject to additional laws and regulations that we are not subject to now. Existing or new laws and regulations could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and could dampen our growth, which could adversely affect our business and results of operations.

NHLE may implement the VIE structure as discussed in the Introductory Comment page. If the PRC rules that the VIE structure is illegal, NHLE would greatly be limited in our ability to offer or continue to offer securities, which in turn impacts liquidity for investors. Our stock could significantly decline in value or become worthless.

Risks Related to Access to Information and Regulatory Oversight

PRC Securities Law state that no overseas securities regulator can directly conduct investigations or evidence collection activities within the PRC and no entity or individual in China may provide documents and information relating to securities business activities to overseas regulators without Chinese government approval. The SEC, U.S. Department of Justice, and other U.S. authorities face substantial challenges in bringing and enforcing actions against China-based Issuers and their officers and directors. As a result, investors in China-based Issuers may not benefit from a regulatory environment that fosters effective enforcement of U.S. federal securities laws.

China’s legal system and regulation enforcement could greatly limit our ability to offer or continue to offer securities, which in turn impacts liquidity for investors. Our stock could significantly decline in value or become worthless.

Risks Related to the Regulatory Environment

China’s legal system is substantially different from the legal system in the United States and may raise risks and uncertainties concerning the intent, effect, and enforcement of its laws, rules, and regulations, including those that restrict the inflow and outflow of foreign capital or provide the Chinese government with significant authority to exert influence on a China-based Issuer’s ability to conduct business or raise capital. This lack of certainty may result in the inconsistent and unpredictable interpretation and enforcement of laws, rules, and regulations, which may change quickly. China-based Issuers face risks related to evolving laws and regulations, which could impede their ability to obtain or maintain permits or licenses required to conduct business in China. In the absence of required permits or licenses, governmental authorities may impose material sanctions or penalties on the company. Such actions could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

Limitations on Shareholder Rights and Recourse

Legal claims, including federal securities law claims, against China-based Issuers, or their officers, directors, and gatekeepers, may be difficult or impossible for investors to pursue in U.S. courts. Even if an investor obtains a judgment in a U.S. court, the investor may be unable to enforce such judgment, particularly in the case of a China-based Issuer, where the related assets or persons are typically located outside of the United States and in jurisdictions that may not recognize or enforce U.S. judgments. If an investor is unable to bring a U.S. claim or collect on a U.S. judgment, the investor may have to rely on legal claims and remedies available in China or other overseas jurisdictions where the China-based Issuer may maintain assets. The claims and remedies available in these jurisdictions are often significantly different from those available in the United States and difficult to pursue. An investor could lose their entire investment and incur legal costs if unable to enforce their judgment.

Greater Chinese regulatory oversight may impact our contemplated business

We are not currently required to comply with regulations and policies of the Cyberspace Administration of China (CAC) because we have not commenced our business in China.

CAC regulates the collection of personal information, which is recorded electronically, or in any other form, to recognize the identity of a natural person. In light of greater oversight regarding the collection of personal information we will be subject to cybersecurity upon execution of our contemplated business plan.

If CAC determines that we have violated any portion of PRC laws and regulation, our ability to obtain or maintain permits or licenses required to conduct business in China may be affected. In the absence of required permits or licenses, governmental authorities may impose material sanctions or penalties on the company. Such actions could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

Merger & Acquisition Approval is Required

Under the PRC Anti-monopoly Law, merger & acquisitions that meet certain turnover thresholds must notify the State Administration for Market Regulation (SAMR) for merger control clearance and may not be implemented without SAMR’s approval.

NHLE may merge with, or acquire, a target company to commence its contemplated business operations. If our target business meets the threshold for review by SAMR, we will be required to submit an application for approval.

The SAMR utilizes a substantive test for merger review. The substantive test takes into consideration the:

•	Market shares and market control power of the business operators concerned
•	Concentration levels of relevant markets
•	Impact of the concentration on market entry, technological development, consumers and other relevant operators
•	Impact of the concentration on national economic development
•	Foreign investment

As of this time, NHLE is not required to submit an application to SAMR as we have not identified a merger or acquisition candidate. However, if we locate a suitable merger or acquisition candidate, we may be required to submit an approval request to SAMR. We don’t anticipate merging with a company that is large enough to trigger anti-monopoly threshold for review. However, if SAMR denies our application, such actions could significantly limit or completely hinder our ability to offer, or continue to offer, securities to investors and cause the value of such securities to significantly decline or be worthless.

Risks Related to the Company’s Organizational Structure

Although NHLE has not implemented a VIE structure at this time, the Company may use this structure once its contemplated business operations have been implemented. The China-based Issuer VIE structures pose risks to U.S. investors that are not present in other organizational structures. The Chinese government could determine that the agreements establishing the VIE structure do not comply with Chinese law and regulations, including those related to restrictions on foreign ownership, which could subject a China-based Issuer to penalties, revocation of business and operating licenses, or forfeiture of ownership interests. A China-based Issuer’s control over a VIE may also be jeopardized if a natural person who holds the equity interest in the VIE breaches the terms of the agreements, is subject to legal proceedings, or if any physical instruments, such as chops and seals, are used without the China-based Issuer’s authorization to enter into contractual arrangements in China.

If we decide to move forward with a VIE structure, our shares may decline in value or become worthless if we are unable to assert our contractual control rights over the assets of our PRC subsidiaries that conduct all or substantially all of our operations. These risks or events are only applicable if we decide to implement a VIE structure.

Resale limitations of Rule 144(i) on your shares

According to the Rule 144(i), Rule 144 is not available for the resale of securities initially issued by either a reporting or non-reporting shell company. Moreover, Rule 144(i)(1)(ii) states that Rule 144 is not available to securities initially issued by an issuer that has been “at any time previously” a reporting or non-reporting shell company. Rule 144(i)(1)(ii) prohibits shareholders from utilizing Rule 144 to sell their shares in a company that at any time in its existence was a shell company. However, according to Rule 144(i)(2), an issuer can “cure” its shell status.

To “cure” a company’s current or former shell company status, the conditions of Rule 144(i)(2) must be satisfied regardless of the time that has elapsed since the public company ceased to be a shell company and regardless of when the shares were issued. The availability of Rule 144 for resales of shares issued while the company is a shell company or thereafter may be restricted even after the expiration of the one-year period since it filed its Form 10 information if the company is not current on all of its periodic reports required to be filed within the SEC during the 12 months before the date of the shareholder’s sale. Thus, the company must file all 10-Qs and 10-K for the preceding 12 months and since the filing of the Form 10, or Rule 144 is not available for the resale of securities

We have limited assets, have incurred operating losses, and have no current source of revenue

We have had minimal assets. We do not expect to generate revenues until we begin to implement our business plan. However, we can provide no assurance that we will produce any material revenues for our stockholders, or that our business will operate on a profitable basis.

We will, likely, sustain operating expenses without corresponding revenues, at least until the consummation of our business plan. This may result in our incurring a net operating loss that will increase unless we consummate a business plan with a profitable business or internally develop our business. We cannot assure you that we can identify a suitable business combination or successfully internally develop our business, or that any such business will be profitable at the time of its acquisition by the Company or ever.

Our capital resources may not be sufficient to meet our capital requirements, and in the absence of additional resources we may have to curtail or cease business operations

We have historically generated negative cash flow and losses from operations and could experience negative cash flow and losses from operations in the future. Our independent auditors have included an explanatory paragraph in their report on our financial statements for the fiscal years ended December 31, 2020, and 2019 expressing doubt regarding our ability to continue as a going concern. We currently only have a minimal amount of cash available, which will not be sufficient to fund our anticipated future operating needs. The Company will need to raise substantial sums to implement its business plan. There can be no assurance that the Company will be successful in raising funds. To the extent that the Company is unable to raise funds, we will be required to reduce our planned operations or cease any operations.

We may encounter substantial competition in our business and our failure to compete effectively may adversely affect our ability to generate revenue

Carbon neutrality through air purification is an emerging industry. We believe that existing and new competitors will continue to improve in cost control and performance of their curriculum. We have global competitors, and we will be required to continue to invest in product development and productivity improvements to compete effectively in our markets. Our competitors could develop a more efficient product or undertake more aggressive and costly marketing campaigns than ours, which may adversely affect our marketing strategies and could have a material adverse effect on our business, results of operations and financial condition.

Our major competitors may be better able than we to successfully endure downturns in our industrial sector. In periods of reduced demand for our product, we can either choose to maintain market share by reducing our selling prices to meet competition or maintain selling prices, which would likely sacrifice market share. Sales and overall profitability would be reduced in either case. In addition, we cannot assure you that additional competitors will not enter our existing markets, or that we will be able to compete successfully against existing or new competition.

Effect of Environmental Laws

We believe that we are in compliance with all applicable environmental laws, in all material respects. We do not expect future compliance with environmental laws to have a material adverse effect on our business.

We may not be able to obtain regulatory approvals for our product

Our business is subject to laws and regulations governing development of AI for air purification. The Company believes acquisition of already compliant merger candidate will mitigate this risk.

All operating plans have been made in consideration of existing environmental regulations. Regulations that most affect operations are related to emission reduction technologies of the private corporations we acquire.

We face a number of risks associated with our business plan, including the possibility that we may incur substantial debt or convertible debt, which could adversely affect our financial condition

We intend to use reasonable efforts to complete our business plan. The risks commonly encountered in implementing our business plan is insufficient revenues to offset increased expenses associated with finding a merger candidate. Failure to raise sufficient capital to carry out our business plan. Additionally, we have no operations at this time so our expenses are likely to increase, and it is possible that we may incur substantial debt or convertible debt in order to complete our business plan, which can adversely affect our financial condition. Incurring a substantial amount of debt or convertible debt may require us to use a significant portion of our cash flow to pay principal and interest on the debt, which will reduce the amount available to fund working capital, capital expenditures, and other general purposes. Our indebtedness may negatively impact our ability to operate our business and limit our ability to borrow additional funds by increasing our borrowing costs, and impact the terms, conditions, and restrictions contained in possible future debt agreements, including the addition of more restrictive covenants; impact our flexibility in planning for and reacting to changes in our business as covenants and restrictions contained in possible future debt arrangements may require that we meet certain financial tests and place restrictions on the incurrence of additional indebtedness and place us at a disadvantage compared to similar companies in our industry that have less debt.

Our future success is highly dependent on the ability of management to locate and attract suitable business opportunities and our stockholders will not know what business we will enter into until we consummate a transaction with the approval of our then existing directors and officers

At this time, we have no operations and future implementation of our business plan is highly speculative, there is a consequent risk of loss of an investment in the Company. The success of our plan of operations will depend to a great extent on the operations, financial condition and management of future business and internal development. While management intends to seek businesses opportunities with entities having established operating histories, we cannot provide any assurance that we will be successful in locating opportunities meeting that criterion. In the event we complete a business plan, the success of our operations will be dependent upon management, its financial position and numerous other factors beyond our control.

There can be no assurance that we will successfully consummate a business plan or internally develop a successful business

We are a blank check company and can give no assurance that we will successfully identify and evaluate suitable business opportunities or that we will successfully implement our business plan. We cannot guarantee that we will be able to negotiate contracts on favorable terms. No assurances can be given that we will successfully identify and evaluate suitable business opportunities, that we will conclude a business plan or that we will be able to develop a successful business. Our management and affiliates will play an integral role in establishing the terms for any future business.

We will incur increased costs as a result of becoming a reporting company, and given our limited capital resources, such additional costs may have an adverse impact on our profitability.

Following the effectiveness of this Form 10, we will be an SEC reporting company. The Company currently has no business and no revenue. However, the rules and regulations under the Exchange Act require a public company to provide periodic reports with interactive data files which will require the Company to engage legal, accounting and auditing services, and XBRL and EDGAR service providers. The engagement of such services can be costly, and the Company is likely to incur losses, which may adversely affect the Company’s ability to continue as a going concern. In addition, the Sarbanes-Oxley Act of 2002, as well as a variety of related rules implemented by the SEC, have required changes in corporate governance practices and generally increased the disclosure requirements of public companies. For example, as a result of becoming a reporting company, we will be required to file periodic and current reports and other information with the SEC and we must adopt policies regarding disclosure controls and procedures and regularly evaluate those controls and process.

The additional costs we will incur in connection with becoming a reporting company will serve to further stretch our limited capital resources. The expenses incurred for filing periodic reports and implementing disclosure controls and procedures may be as high as $70,000 USD annually. In other words, due to our limited resources, we may have to allocate resources away from other productive uses in order to pay any expenses we incur in order to comply with our obligations as an SEC reporting company. Further, there is no guarantee that we will have sufficient resources to meet our reporting and filing obligations with the SEC as they come due.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into an acquisition or merger with the most attractive private companies and others

From time to time the Company may come across target merger companies. These companies may fail to comply with SEC reporting requirements may delay or preclude acquisitions. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise, suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

A Business may result in a change of control and a change of management.

In conjunction with completion of a business acquisition, it is anticipated that we may issue an amount of our authorized but unissued common or preferred stock which represents the majority of the voting power and equity of our capital stock, which would result in stockholders of a target company obtaining a controlling interest in us. As a condition of the business combination agreement, our current stockholders may agree to sell or transfer all or a portion of our common stock as to provide the target company with all or majority control. The resulting change in control may result in removal of our present officers and directors and a corresponding reduction in or elimination of their participation in any future affairs.

We depend on our officers and the loss of their services would have an adverse effect on our business

We have officers and directors of the Company that are critical to our chances for business success. We are dependent on their services to operate our business and the loss of these persons, or any of them would have an adverse impact on our future operations until such time as he or she could be replaced, if he could be replaced. We do not have employment contracts or employment agreements with our officers, and we do not carry key man life insurance on their lives.

Because we are significantly smaller than some of our competitors, we may lack the resources needed to capture market share

The carbon neutrality and air purification industry is highly competitive, and our business plan has not been implemented and we are smaller in size than some of our competitors. We are at a disadvantage as a blank check company, we do not have an established business. Many of our competitors have an already established their business, more established market presence, and substantially greater financial, marketing, and other resources than do we. New competitors may emerge and may develop new or innovative products that compete with our anticipated future production. No assurance can be given that we will be able to compete successfully within the international education industry.

Our ability to use our net operating loss carry-forwards and certain other tax attributes may be limited

We have incurred losses during our history. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carry-forwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We may experience ownership changes in the future because of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Our ability to hire and retain key personnel will be an important factor in the success of our business and a failure to hire and retain key personnel may result in our inability to manage and implement our business plan

Our management has limited experience in the carbon neutrality and air purification industry and we may not be able to attract and retain the necessary qualified personnel. If we are unable to retain or to hire qualified personnel as required, we may not be able to adequately manage and implement our business plan.

Legal disputes could have an impact on our Company

We plan to engage in business matters that are common to the business world that can result in disputations of a legal nature.  In the event the Company is ever sued or finds it necessary to bring suit against others, there is the potential that the results of any such litigation could have an adverse impact on the Company.

Our common stock is quoted on the OTC MARKETS. An investment in our common stock is risky and there can be no assurance that the price for our stock will not decrease substantially in the future

Our common stock is quoted on the OTC Markets. The market for our stock has been volatile and has been characterized by large swings in the trading price that do not appear to be directly related to our business or financial condition. As a result, an investment in our common stock is risky and there can be no assurance that the price for our stock will not decrease substantially in the future.

Our stock trades below $5.00 per share and is subject to special sales practice requirements that could have an adverse impact on any trading market that may develop for our stock

If our stock trades below $5.00 per share and is subject to special sales practice requirements applicable to "penny stocks" which are imposed on broker-dealers who sell low-priced securities of this type. These rules may be anticipated to affect the ability of broker-dealers to sell our stock, which may in turn be anticipated to have an adverse impact on the market price for our stock if and when an active trading market should develop.

Our officers, directors and principal stockholders own a large percentage of our issued and outstanding shares and other stockholders have little or no ability to elect directors or influence corporate matters

As of August 9, 2021, our officers, directors, and principal stockholders were deemed to be the beneficial owners of approximately of our 100% issued and outstanding shares of Preferred shares. These shares are convertible into 500,000,000 shares of common stock and represents 94% of our issued and outstanding common shares. As a result, such persons can determine the outcome of any actions taken by us that require stockholder approval. For example, they will be able to elect all of our directors and control the policies and practices of the Company.

Risks Related to Our Shareholders and Shares of Common Stock

There is presently no public market for our securities

Our common stock is not currently trading on any market, and a robust and active trading market may never develop. Because of our current status as a “shell company,” Rule 144 is not currently available. Future sales of our common stock by existing stockholders pursuant to an effective registration statement or upon the availability of Rule 144 could adversely affect the market price of our common stock. A shareholder who decides to sell some, or all, of their shares in a private transaction may be unable to locate persons who are willing to purchase the shares, given the restrictions. Also, because of the various risk factors described above, the price of the publicly traded common stock may be highly volatile and not provide the true market price of our common stock.

Our stock is not traded, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell a significant number of your shares

Even if our stock becomes trading, it is likely that our common stock will be thinly traded, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. Consequently, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares.

Our common stock is be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell

A common stock is a “penny stock” if it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on the Nasdaq Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

We may issue more shares in an acquisition or merger, which will result in substantial dilution

Our Articles of Incorporation, as amended, authorize the Company to issue an aggregate of 100,000,000 shares of common stock of which 30,000,000 shares are currently outstanding and 1,000,000 shares of Preferred A Stock are authorized, of which 500,000 shares are outstanding. Any acquisition or merger effected by the Company may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, shares of our common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. In an acquisition type transaction, our Board of Directors has the power to issue any, or all, of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

Obtaining additional capital though the sale of common stock will result in dilution of stockholder interests

We may raise additional funds in the future by issuing additional shares of common stock or other securities, which may include securities such as convertible debentures, warrants or preferred stock that are convertible into common stock. Any such sale of common stock or other securities will lead to further dilution of the equity ownership of existing holders of our common stock. Additionally, the existing conversion rights may hinder future equity offerings, and the exercise of those conversion rights may have an adverse effect on the value of our stock. If any such conversion rights are exercised at a price below the then current market price of our shares, then the market price of our stock could decrease upon the sale of such additional securities. Further, if any such conversion rights are exercised at a price below the price at which any stockholder purchased shares, then that particular stockholder will experience dilution in his or her investment.

Our directors have the authority to authorize the issuance of preferred stock

Our Articles of Incorporation, as amended, authorize the Company to issue an aggregate of 1,000,000 shares of Preferred Stock. Our directors, without further action by our stockholders, have the authority to issue shares to be determined by our board of directors of Preferred Stock with the relative rights, conversion rights, voting rights, preferences, special rights, and qualifications as determined by the board without approval by the shareholders. Any issuance of Preferred Stock could adversely affect the rights of holders of common stock. Additionally, any future issuance of preferred stock may have the effect of delaying, deferring, or preventing a change in control of the Company without further action by the shareholders and may adversely affect the voting and other rights of the holders of common stock. Our Board does not intend to seek shareholder approval prior to any issuance of currently authorized stock, unless otherwise required by law or stock exchange rules.

We have never paid dividends on our common stock, nor are we likely to pay dividends in the foreseeable future. Therefore, you may not derive any income solely from ownership of our stock

We have never declared or paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further our business strategy. This means that your potential for economic gain from ownership of our stock depends on appreciation of our stock price and will only be realized by a sale of the stock at a price higher than your purchase price.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We do not own any property and do not pay for office space.

Item 3.	Legal Proceedings

There are not any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 4.	Mine Safety Disclosures

N/A

PART II

Item 5.	Market Price and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

(a) Market information.

Our common stock is quoted on the OTC Markets. The market for our stock has been volatile and has been characterized by large swings in the trading price that do not appear to be directly related to our business or financial condition. As a result, an investment in our common stock is risky and there can be no assurance that the price for our stock will not decrease substantially in the future.

(b) Holders.

As of March 28, 2022, there are approximately 4 holders of an aggregate of 30,000,000 shares of our Common Stock issued and outstanding.

(c) Dividends.

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the president intention of management to utilize all available funds for the development of the Registrant’s business.

(d) Securities authorized for issuance under equity compensation plans.

None.

Item 6.	[Reserved]

N/A

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This 10-K was also incorporated in our registration statement filed under Form 10. Moving forward we will file with the SEC annual and quarterly information and other reports that are specified in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC regulations. Thus, we will need to ensure that we will have the ability to prepare, on a timely basis, financial statements that comply with SEC reporting requirements following the effectiveness of our registration statement. We will also become subject to other reporting and corporate governance requirements, including the listing standards of any securities exchange upon which we may list our Common Stock, and the provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the regulations promulgated hereunder, which impose significant compliance obligations upon us. As a public company, we will be required, among other things, to:

•	Prepare and distribute reports and other stockholder communications in compliance with our obligations under the federal securities laws and the applicable national securities exchange listing rules;

•	Define and expand the roles and the duties of our Board of Directors and its committees;

•	Institute more comprehensive compliance, investor relations and internal audit functions;

•	Involve and retain outside legal counsel and accountants in connection with the activities listed above.

Management for each year commencing with the year ending December 31, 2021, must assess the adequacy of our internal control over financial reporting. Our internal control over financial reporting will be required to meet the standards required by Section 404 of the Sarbanes-Oxley Act. We will incur additional costs in order to improve our internal control over financial reporting and comply with Section 404, including increased auditing and legal fees and costs associated with hiring additional accounting and administrative staff. Ultimately, our efforts may not be adequate to comply with the requirements of Section 404. If we are unable to implement and maintain adequate internal control over financial reporting or otherwise to comply with Section 404, we may be unable to report financial information on a timely basis, may suffer adverse regulatory consequences, may have violations of the applicable national securities exchange listing rules, and may breach covenants under our credit facilities.

The significant obligations related to being a public company will continue to require a significant commitment of additional resources and management oversight that will increase our costs and might place a strain on our systems and resources. As a result, our management’s attention might be diverted from other business concerns. In addition, we might not be successful in implementing and maintaining controls and procedures that comply with these requirements. If we fail to maintain an effective internal control environment or to comply with the numerous legal and regulatory requirements imposed on public companies, we could make material errors in, and be required to restate, our financial statements. Any such restatement could result in a loss of public confidence in the reliability of our financial statements and sanctions imposed on us by the SEC.

NHLE Inc. is a blank check company and has no operations. Our business plan includes acquisitions of operating companies. In summary, NHLE is focused on raising capital for its business plan. As of this filing, we have not raised any capital and our business is not yet operational.

Results of Operations for NHLE Inc. —Comparison of the Years ended December 31, 2021 and 2020

Revenue

We had no revenues from operations during either 2021 or 2020.

General and Administrative Expense

General and Administrative Expenses were Nil for the year ended December 31, 2021 compared to Nil for the year ended December 31, 2020, an increase of $0.

Stock compensation expense

During the year ended December 31, 2021, we incurred Nil on non-cash stock compensation expense from the issuance of common stock for payment of debt on behalf of the company. There was no stock issued for services or debt payment in the prior year.

Net Loss

We had a net loss of $370,950 for the year ended December 31, 2021, compared to a net loss of $280,950 for the year ended December 31, 2020.

Liquidity and Capital Resources

As of December 31, 2021, we had $0 of cash, $3,067,602 in liabilities, and an accumulated deficit of $3,270,852. We used zero of cash in operations for the year ended December 31, 2021 and received net proceeds from financing of $0.

The financial statements accompanying this Report have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we have not yet generated any revenue, had a net loss of $370,950 and have an accumulated stockholders’ deficit of $3,067,602 as of December 31, 2021. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional funds and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2021, we were not subject to any market or interest rate risk.

Item 8.	Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

N/A

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Our internal control system was designed to provide reasonable assurance to management regarding the preparation and fair presentation of published financial statements.

Our management, consisting of our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our company have been or will be prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks that internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Assessment Regarding Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for our first annual report.

Item 9B.	Other Information.

N/A

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

N/A

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Officers and directors and additional information concerning them are as follows:

Name	Age	Position
Dr. Yang Chong Yi	60	CEO, President, Secretary, Treasurer, Director

Officer Bios

Dr. Yang Chong Yi, Chief Executive Officer

Dr. Yang Chong Yi is experienced in both governmental and private sectors, specializing in investment banking, and merger and acquisitions. Dr. Yang has held the following positions:

•	Deputy Chief in the Bureau of Commodity Price in Shanghai Development and Reform Center
•	Associate Director in Hongkong First Eastern Investment Group
•	General Manager in Shanghai First Food Investment Management Company
•	Managing Director of a state-owned private equity fund

Dr. Yang also has experience consulting businesses in preparation for IPOs on listings on NASDAQ in addition to consulting commercial complex projects in the cities of New York and Los Angeles.

Dr. Yang Chong Yi is the author of “Winning at Quitting” and “The Economics of Popularity” and Visiting Professor at Shanghai Lixin Institute of Finance and Accounting, a Distinguished Research Institution at the Economic Development Research Center of the Shanghai Municipal Government. Lastly, Dr. Yang is Executive Secretary of the Financial and Economic Committee (Shanghai) of the US-China International Chamber of Commerce.

Item 11.	Executive Compensation

For each of the fiscal years ended December 31, 2021, and 2020 there was no direct compensation awarded to, earned by, or paid by us to any of our executive officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security ownership of certain beneficial owners.

The following table sets forth, as of December 31, 2021, the number of shares of common stock owned of record and beneficially by our executive officer, director and persons who beneficially own more than 5% of the outstanding shares of our common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Dr. Yang Chong Yi	500,000 Preferred A Shares	100%
19F, No.38 West Nanjing Road
Jing’An District
Shanghai, China 200041

Riverside Heights LLC	20,000,000 Restricted Common Shares	66%
Chas Bruck, Member
302 Pinesap Drive
Houston, TX 77079

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Regulation S-K, Item 4, Section C require disclosure of promoters and certain control persons for registrants that are filing a registration statement on Form 10 under the Exchange Act and that had a promoter at any time during the past five fiscal years shall:

(i) State the names of the promoter(s), the nature and amount of anything of value (including money, property, contracts, options or rights of any kind) received or to be received by each promoter, directly or indirectly, from the registrant and the nature and amount of any assets, services or other consideration therefore received or to be received by the registrant; and

(ii) As to any assets acquired or to be acquired by the registrant from a promoter, state the amount at which the assets were acquired or are to be acquired and the principle followed or to be followed in determining such amount, and identify the persons making the determination and their relationship, if any, with the registrant or any promoter. If the assets were acquired by the promoter within two years prior to their transfer to the registrant, also state the cost thereof to the promoter.

Regulation S-K, Item 4, Section C require disclosure of promoters and certain control persons for registrants that are filing a registration statement on Form 10 under the Exchange Act and that had a promoter at any time during the past five fiscal years shall:

(i) State the names of the promoter(s), the nature and amount of anything of value (including money, property, contracts, options or rights of any kind) received or to be received by each promoter, directly or indirectly, from the registrant and the nature and amount of any assets, services or other consideration therefore received or to be received by the registrant; and

(ii) As to any assets acquired or to be acquired by the registrant from a promoter, state the amount at which the assets were acquired or are to be acquired and the principle followed or to be followed in determining such amount, and identify the persons making the determination and their relationship, if any, with the registrant or any promoter. If the assets were acquired by the promoter within two years prior to their transfer to the registrant, also state the cost thereof to the promoter.

Small Cap Compliance, LLC, owner Rhonda Keaveney, is considered a promoter(s) under the meaning of Securities Act Rule 405. Small Cap Compliance, LLC was appointed custodian of the Company and under its duties stipulated by the Nevada court. Small Cap Compliance, LLC took initiative to organize the business of the issuer. As custodian, its duties were to conduct daily business, hold shareholder meetings, appoint officers and directors, reinstate the company with the Nevada Secretary of State. The custodian also had authority to enter into contracts and find a suitable merger candidate. In addition, Small Cap Compliance, LLC was compensated for its role as custodian and paid outstanding bills to creditors on behalf of the company. The custodian has not, and will not, receive any additional compensation, in the form of cash or stock, for custodian services. The custodianship was discharged on April 7, 2021.

Under Regulation S-K Item 404(c)(2) Registrants shall provide the disclosure required by paragraphs (c)(1)(i) and (c)(1)(ii) of this Item as to any person who acquired control of a registrant that is a shell company, or any person that is part of a group, consisting of two or more persons that agree to act together for the purpose of acquiring, holding, voting or disposing of equity securities of a registrant, that acquired control of a registrant that is a shell company.

As discussed in Item 1, the Company is deemed a shell company. As disclosed in Item 4, there are several persons, Dr. Yang Chong Yi, is considered control person and acquired control of the Company. As discussed in Item 1, purchased 500,000 million shares of the Company’s Preferred A Shares. These shares represent the controlling block of stock and were purchased from Bridgeview Capital Partners.

Dr. Yang Chong Yi is our CEO and President. He is not deemed to be independent under applicable rules. We have not established any committees of the Board of Directors.

Except as set forth above, there have been no related party transactions, or any other transactions or relationships required to be disclosed.

Item 14.	Principal Accounting Fees and Services

BF Borgers CPA PC (“BFB”) served as the Company’s independent auditor for the year ended December 31, 2021.

The following table presents fees billed for professional audit services rendered by BFB in connection with its audits of the Company’s annual financial statements for the year ended December 31, 2021. The fees billed to the NHLE by BFB during 2021 were the following:

	December 31,	December 31,
	2021	2020
ASSETS
Audit Fees	$$12,000	$–
Audit Related Fees (auditor admin. Fees)	–	–
Tax Fees	–	–
All Other Fees	–	–
Total Fees	$$12,000	$–

As used in the table above, the following terms have the meanings set forth below.

Audit Fees

The fees for professional services rendered in connection with the audit of the Company’s annual financial statements, for the review of the financial statements included in our Quarterly Reports on Form 10 and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

The fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The fees for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

The fees for products and services provided, other than for the services reported under the headings “Audit Fees,” “Audit Related Fees” and “Tax Fees.” The Company has adopted a policy regarding the services of its independent auditors under which our independent accounting firm is not allowed to perform any service which may have the effect of jeopardizing the registered public accountant’s independence. Without limiting the foregoing, the independent accounting firm shall not be retained to perform the following:

•	Bookkeeping or other services related to the accounting records or financial statements
•	Financial information systems design and implementation
•	Appraisal or valuation services, fairness opinions or contribution-in-kind reports
•	Actuarial services
•	Internal audit outsourcing services
•	Management functions
•	Broker-dealer, investment adviser or investment banking services
•	Legal services
•	Expert services unrelated to the audit

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	The following financial statements from the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2021, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

NUONCOLOGY LABS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

(Audited)

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of NHALE, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NHALE, Inc. as of December 31, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC

We have served as the Company's auditor since 2021

Lakewood, CO

March 31, 2022

NHALE, INC.

BALANCE SHEETS

	As at
	Dec. 31, 2021	Dec. 31, 2020
Assets
Cash and cash equivalents	$–	$–
Total current assets	–	–

TOTAL ASSETS	$–	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT
Payables and accrued interests	$1,877,602	$1,596,652
Notes payable in default	1,190,000	1,190,000
Total current liabilities	3,067,602	2,786,652

TOTAL LIABILITIES	3,067,602	2,786,652

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value; 100 million shares authorized, 30,000,000 issued and outstanding at Dec. 31, 2021 and 2020	3,000	3,000
Convertible Series A Preferred Stock, $0.0001 par value; 1,000,000 shares designated, 500,000 issued and outstanding at Dec. 31, 2021 and 0 at Dec. 31, 2020	50	–
Additional paid in capital	200,200	110,250
Accumulated deficit	(3,270,852)	(2,899,902)

TOTAL STOCKHOLDERS' DEFICIT	(3,067,602)	(2,786,652)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$–	$–

The accompanying notes are an integral part of these financial statements

NHALE, INC.

STATEMENTS OF OPERATIONS

	For the years ended
	Dec. 31, 2021	Dec. 31, 2020
OTHER INCOME/(EXPENSE)
Interest expense	$(280,950)	$(280,950)
Compensation expense	(90,000)	–

Total other income /(expense)	(370,950)	(280,950)

Net loss	$(370,950)	$(280,950)

Net loss per share - basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding	30,000,000	30,000,000

The accompanying notes are an integral part of these financial statements

NHALE, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	–	$–	30,000,000	$3,000	$110,250	$(2,618,952)	$(2,505,702)
Net loss for the year ended December 31, 2020	–	–	–	–	–	(280,950)	(280,950)
Balance, December 31, 2020	–	$–	30,000,000	$3,000	$110,250	$(2,899,902)	$(2,786,652)
Issue of shares	500,000	50	–	–	89,950	–	90,000
Net loss for the year ended December 31, 2021	–	–	–	–	–	(370,950)	(370,950)
Balance, December 31, 2021	500,000	$50	30,000,000	$3,000	$200,200	$(3,270,852)	$(3,067,602)

The accompanying notes are an integral part of these financial statements

NHALE, INC.

STATEMENTS OF CASH FLOWS

For the years ended
	Dec. 31, 2021	Dec. 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(370,950)	$(280,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expenses for convertible Series A Preferred Stock	90,000	–
Changes in operating assets and liabilities:
Payables and accrued interests	280,950	280,950
Accounts payable, related party	–	–
Customer deposits	–	–
Cash used in operating activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	–	–
Proceeds from notes payable-related party	–	–
Principal payments on notes payable	–	–
Issued preferred stock	–	–
Cash provided by financing activities	–	–

Net change in cash and cash equivalents	–	–
Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

Supplemental Cash Flow Information
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of these financial statements

NHALE, INC.

Notes to Financial Statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Nhale Inc. (“NHLE” or the “Company”) was incorporated as GankIt Corporation in the state of Nevada on March 8, 2012, with a fiscal year end of May 31, which was subsequently changed to December 31 by unanimous consent of Directors in 2019.

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

On February 9, 2021, Bridgeview Capital Partners, LLC purchased 500,000 shares of Convertible Preferred Series A Stock of the 500,000 total issued and outstanding Convertible Preferred Series A Stock of the Company.

The Company is focused on the development, branding and distribution of non-flame smoking devices. The Company is not actively trading during the current reporting period.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of Nhale, Inc. (“NHLE” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimated useful lives of property and equipment. Actual results could differ from those estimates.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3: Pricing inputs that are generally unobservable inputs and not corroborated by market data. The carrying amount of the Company’s financial assets and liabilities, such as prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.

Income taxes

The Company follow ASC 740-10-30, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was signed into law by the President of the United States. TCJA is a tax reform act that among other things, reduced corporate tax rates to 21 percent effective January 1, 2018. FASB ASC 740, Income Taxes, requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates in the year of enactment, which is the year in which the change was signed into law. Accordingly, the Company adjusted its deferred tax assets and liabilities at December 31,2017, using the new corporate tax rate of 21 percent.

The Company adopted ASC 740-10-25 (“ASC 740-10-25”) with regard to uncertainty income taxes. ASC 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures. We had no material adjustments to our liabilities for unrecognized income tax benefits according to the provisions of ASC 740-10-25.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. For the reporting periods ended December 31, 2021, there are 30,000,000 outstanding common shares (December 31, 2020: 30,000,000) and 500,000,000 potentially dilutive shares (December 31, 2020: 0), respectively, from convertible preferred stock; however, these shares have not been considered in the weighted average share calculation as their inclusion would be anti-dilutive due to the net loss for the year ended.

Related parties

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

Recently issued accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The Company’s unaudited financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs and has an accumulated deficit of $3,270,852 as at December 31, 2021. These conditions raise substantial doubt about the company’s ability to continue as a going concern.

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

NOTE 4 – PAYABLES AND ACCRUED INTERESTS

	Dec. 31, 2021	Dec. 31, 2020
Payables	$489,044	$489,044
Accrued Interests	1,388,558	1,107,608
Total	$1,877,602	$1,596,652

NOTE 5 – NOTES PAYABLE

During 2013 - 2016 the Company borrowed an aggregate amount of $1,240,000 and issued 24 promissory notes in total maturing 2015 - 2018. As at December 31, 2021 and 2020, there were 23 promissory notes with an aggregated amount of $1,190,000 in default.

Weighted average interest rate of default was 23.6%-23.8% during the reporting periods ended December 31, 2021 and 2020. The Company accrued interest expenses of $280,950 and $280,950 for financial year 2021 and 2020 respectively.

NOTE 6 – COMMON STOCK AND PREFERRED STOCK

The Company has 100,000,000 shares of common stock authorized at par value of $0.0001, and 30,000,000 shares of common stock were issued and outstanding at beginning and end of the reporting period at total par value of $3,000 and an aggregated amount of share premium of $110,250.

The Company has 1,000,000 shares designated Series A preferred stock at par value of $0.0001, and 500,000 issued as at December 31, 2021 (nil at December 31, 2020) with total par value of $50 and an aggregated amount of share premium of $89,950.

NOTE 7 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has evaluated Staff Accounting

Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate of 21% is being used due to the new tax law recently enacted.

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases. Net operating loss carry-forwards and tax benefits arising therefore are as follows:

Deferred tax assets	Dec. 31, 2021	Dec. 31, 2020
Net operating loss (NOL) brought forward	$2,899,902	$2,618,952
Net loss for the period / year	370,950	280,950
NOL carried forward	$3,270,852	$2,899,902

Tax benefit from NOL carried forward	$817,713	608,979
Valuation allowance	(817,713)	(608,979)
Deferred tax assets	$–	$–

The Company’s tax loss carried forward will begin to expire in 2030.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

As at the end of the reporting period, the company has no commitments and contingencies to disclose.

NOTE 9 – RELATED-PARTY TRANSACTIONS

The company was not engaging in any business activities during the reporting periods, and has no related party transactions to disclose.

NOTE 10 – SUBSEQUENT EVENTS

As at the date these financial statements are ready to be released, the Company has no subsequent events to disclose.

NOTE 11 – IMPACTS OF THE COVID-19 PANDEMIC

As the Company is not actively trading in the current reporting period, there is no impact of the COVID-19 pandemic on financial statements as at and for the year ended December 31, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUONCOLOGY LABS, INC.

By:	/s/ Dr. Yang, Chong Yi
Dr. Yang, Chong Yi, CEO

Date:  April 6, 2022

