Form 10-Q
period 2022-03-31
Nhale, Inc.
filed 2022-05-12
CIK 1552979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒    No  ☐

As of March 31, 2022, there were 30,000,000 shares outstanding of the registrant’s common stock.

As of March 31, 2022, there were 500,000 shares outstanding of the registrant’s Convertible Series A Preferred Stock.

Item 1. Financial Statements.

NHALE INC

FINANCIAL STATEMENTS

NHALE INC

BALANCE SHEETS (Unaudited)

	As at
	Mar. 31, 2022	Dec. 31, 2021
Assets
Cash and cash equivalents	$–	$–
Total current assets	–	–

TOTAL ASSETS	$–	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT
Payables and accrued interests	$1,947,840	$1,877,602
Notes payable in default	1,190,000	1,190,000
Total current liabilities	3,137,840	3,067,602

TOTAL LIABILITIES	3,137,840	3,067,602

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value; 100,000,000 shares authorized, 30,000,000 issued and outstanding at Mar. 31 2022 and Dec. 31, 2021	3,000	3,000
Convertible Series A Preferred Stock, $0.0001 par value; 1,000,000 shares designated, 500,000 issued and outstanding at Mar. 31 2022 and Dec. 31, 2021	50	50
Additional paid in capital	200,200	200,200
Accumulated deficit	(3,341,090)	(3,270,852)

TOTAL STOCKHOLDERS' DEFICIT	(3,137,840)	(3,067,602)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$–	$–

The accompanying notes are an integral part of these unaudited financial statements

NHALE INC

STATEMENTS OF OPERATIONS

(Unaudited)

	For the quarterly periods ended
	Mar. 31, 2022	Mar. 31, 2021
OTHER INCOME/(EXPENSE)
Interest expense	$(70,238)	$(70,238)

Total other income /(expense)	(70,238)	(70,238)

Net loss	$(70,238)	$(70,238)

Net loss per share - basic	$(0.00)	$(0.00)
Net loss per share - diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic	30,000,000	30,000,000
Weighted average number of common shares outstanding - diluted	30,000,000	30,000,000

The accompanying notes are an integral part of these unaudited financial statements

NHALE INC

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2021 AND 2022

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	–	$–	30,000,000	$3,000	$110,250	$(2,899,902)	$(2,786,652)
Issue of shares	500,000	50	–	–	89,950	–	90,000
Net loss for the year ended December 31, 2021	–	–	–	–	–	(370,950)	(370,950)
Balance, December 31, 2021	500,000	$50	30,000,000	$3,000	$200,200	$(3,270,852)	$(3,067,602)
Net loss for the period	–	–	–	–	–	(70,238)	(70,238)
Balance, March 31, 2022	500,000	$50	30,000,000	$3,000	$200,200	$(3,341,090)	$(3,137,840)

The accompanying notes are an integral part of these unaudited financial statements

NHALE INC

STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the quarterly periods ended
	Mar. 31, 2022	Mar. 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(70,238)	$(70,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Payables and accrued interests	70,238	70,238
Accounts payable, related party	–	–
Customer deposits	–	–
Cash used in operating activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	–	–
Proceeds from notes payable-related party	–	–
Principal payments on notes payable	–	–
Issued preferred stock	–	–
Cash provided by financing activities	–	–

Net change in cash and cash equivalents	–	–
Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

Supplemental Cash Flow Information
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of these unaudited financial statements

NHALE INC

Notes to the Unaudited Financial Statements

March 31, 2022

Note 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Nhale Inc. (“NHLE” or the “Company”) was organized under the laws of the State of Nevada on March 8,2021, under Gankit Corporation. The Company was development stage company as an e-commerce business focused on selling a diverse set of products through its website Gankit.com.

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

On January 20, 2021, SCC entered into a Stock Purchase Agreement with Bridgeview Capital Partners, LLC, whereby Bridgeview Capital Partners, LLC purchased 500,000 shares of Convertible Series A Preferred Stock. These shares represent the controlling block of stock.

Bridgeview Capital Partners, LLC entered into a Stock Purchas Agreement with Yang Chongyi whereby Yang Chongyi purchased 500,000 shares of Convertible Series A Preferred Stock. Yang Chongyi was appointed as its CEO, Treasurer, Secretary, and Director of the Company.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three month period ending March 31, 2022 and not necessarily indicative of the results to be expected for the full year ending December 31, 2022. These unaudited financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2021.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As at the beginning and ending of the quarterly reporting period, there are 30,000,000 outstanding common shares and 500,000,000 potentially dilutive shares, respectively, from convertible preferred stock; however, these shares have not been considered in the weighted average share calculation as their inclusion would be anti-dilutive due to the net loss for the year ended.

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

NOTE 3 - GOING CONCERN

The Company’s unaudited financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs and has an accumulated deficit of $3,341,090 as at March 31, 2022. These conditions raise substantial doubt about the company’s ability to continue as a going concern.

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

NOTE 4 – PAYABLES AND ACCRUED INTERESTS

	Mar. 31, 2022	Dec. 31, 2021
Payables	$489,044	$489,044
Accrued Interest	1,458,796	1,388,558
Total	$1,947,840	$1,877,602

NOTE 5 – NOTES PAYABLE

During 2013 - 2016 the Company borrowed an aggregate amount of $1,240,000 and issued 24 promissory notes in total maturing 2015 - 2018. As at March 31, 2022 and December 31, 2021, there were 23 promissory notes with an aggregated amount of $1,190,000 in default.

Weighted average interest rate of default was 23.6%-23.8% during the reporting periods ended March 31, 2022 and 2021. The Company accrued interest expenses of $70,238 for the quarters ended March 31, 2022 and 2021 respectively.

NOTE 6 – COMMON STOCK AND PREFERRED STOCK

The Company has 100,000,000 shares of common stock authorized at par value of $0.0001, and 30,000,000 shares of common stock were issued and outstanding at beginning and end of the reporting period at total par value of $3,000 and an aggregated amount of share premium of $110,250.

The Company has 1,000,000 shares designated Series A preferred stock at par value of $0.0001, and 500,000 issued as at beginning and end of the reporting period with total par value of $50 and an aggregated amount of share premium of $89,950.

NOTE 7 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has evaluated Staff Accounting.

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

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases. Net operating loss carry-forwards and tax benefits arising therefore are as follows:

Deferred tax assets	Mar. 31, 2022	Dec. 31, 2021
Net operating loss (NOL) brought forward	$3,270,852	$2,899,902
Net loss for the period / year	70,238	370,950
NOL carried forward	$3,341,090	$3,270,852

Tax benefit from NOL carried forward	835,273	817,713
Valuation allowance	(835,273)	(817,713)
Deferred tax assets	$–	$–

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

NOTE 11 – IMPACT OF THE COVID-19 PANDEMIC

As the Company is not actively trading in the current reporting period, there is no impact of the COVID-19 pandemic on financial statements as at and for the quarterly period ended March 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Nhale Inc for the three and nine months ended March 31, 20221 and 2021, and the notes thereto.

Safe Harbor for Forward-Looking Statements

Certain statements included in this MD&A constitute forward-looking statements, including those identified by the expressions anticipate, believe, plan, estimate, expect, intend, and similar expressions to the extent they relate to Nhale Inc or its management. These forward-looking statements are not facts, promises, or guarantees; rather, they reflect current expectations regarding future results or events. These forward-looking statements are subject to risks and uncertainties that could cause actual results, activities, performance, or events to differ materially from current expectations. These include risks related to revenue growth, operating results, industry, products, and litigation, as well as the matters discussed in Nhale Inc’s MD&A. Readers should not place undue reliance on any such forward-looking statements. Nhale Inc disclaims any obligation to publicly update or to revise any such statements to reflect any change in the Company’s expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Nhale Inc is a blank check company and has no operations. Our business plan includes acquisitions of operating companies. In summary, NHLE is focused on raising capital for its business plan. As of this filing, we have not raised any capital and our business is not yet operational.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

Three Months Ended March 31, 2022 and 2021

Revenue

For the three and three months ended March 31, 2022 and 2021, the Company had not generated any revenues.

Operating Expenses

For the three and three months ended March 31, 2022 and 2021, the Company had not operating expenses.

Other Income and Expenses

Other expenses for the three months ended March 31, 2022 were $70,238 compared to $70,238 for the three months ended March 31, 2021.

For the three months ended March 31, 2022 and 2021, the Company had not other income.

For the three months ended March 31, 2022, interest expenses were $70,238, equal to that for the three months ended of March 31, 2021.

Net Income (Loss)

For the three-month ended March 31, 2022, the Company had a net loss of $70,238 compared to the three-month period ended March 31, 2021 of a net income of $70,238.

The net income resulted from foreign exchange gains.

Liquidity and Capital Resources

As of March 31, 2022, we had no cash and a working capital deficit of $3,137,840.

Operating Activities

No operating activities occurred during the three months ended March 31, 2022 and 2021.

Investing Activities

No investing activities occurred during the three months ended March 31, 2022 and 2021.

Financing Activities

No financing activities occurred during the three months ended March 31, 2022 and 2021.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements with any party.

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to provisions for uncollectible accounts receivable, inventories, valuation of intangible assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies that we follow are set forth in Note 2 to our financial statements as included in the SEC report filed. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

Because of our limited operations, we have limited number of employees which prohibits a segregation of duties. In addition, we lack a formal audit committee with a financial expert. As we grow and expand our operations, we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material or legal proceeding, and, to our knowledge, none is contemplated or threatened.

Item 1A. Risk Factors

We are a smaller reporting company and, as a result, are not required to provide the information under this item. Please review the risk factors identified in Item 1.A of our 2021 Form 10.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2022, the Company did not sell any unregistered securities.

Item 3. Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

Item 6. Exhibits

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

May 12, 2022	Nhale Inc

	By:	/s/ Chongyi Yang
Name: Chongyi Yang Title: Chief Executive Officer

