Form 10-Q
period 2022-06-30
Nhale, Inc.
filed 2022-09-09
CIK 1552979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

As of June 30, 2022, there were 30,000,000 shares outstanding of the registrant’s common stock.

As of June 30, 2022, there were 500,000 shares outstanding of the registrant’s Convertible Series A Preferred Stock.

Item 1. Financial Statements.

NHALE, INC.

FINANCIAL STATEMENTS

NHALE, INC.

BALANCE SHEETS

(Unaudited)

	As at
	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$–	$–
Total current assets	–	–

TOTAL ASSETS	$–	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT
Payables and accrued interests	$2,018,077	$1,877,602
Notes payable in default	1,190,000	1,190,000
Total current liabilities	3,208,077	3,067,602

TOTAL LIABILITIES	3,208,077	3,067,602

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value; 100,000,000 shares authorized, 30,000,000 issued and outstanding at Jun. 30, 2022 and Dec. 31, 2021	3,000	3,000
Convertible Series A Preferred Stock, $0.0001 par value; 1,000,000 shares designated, 500,000 issued and outstanding at Jun. 30, 2022 and Dec. 31, 2021	50	50
Additional paid in capital	200,200	200,200
Accumulated deficit	(3,411,327)	(3,270,852)

TOTAL STOCKHOLDERS' DEFICIT	(3,208,077)	(3,067,602)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$–	$–

The accompanying notes are an integral part of these unaudited financial statements

NHALE, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021

OTHER INCOME/(EXPENSE)
Interest expense	$(70,238)	$(70,238)	$(140,475)	$(140,475)
Compensation expenses	–	–	–	–
Total other income/(expense)	–	–	–	–
Net loss	$(70,238)	$(70,238)	$(140,475)	$(140,475)

Net loss per share - basic and diluted	$0	$0	$0	$0
Weighted average number of common shares outstanding	30,000,000	30,000,000	30,000,000	30,000,000

The accompanying notes are an integral part of these unaudited financial statements

NHALE, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021

Beginning stockholders’ deficit	$(3,137,840)	$(2,856,890)	$(3,067,602)	$(2,786,652)
Changes in the period:
Net loss for the period	(70,238)	(160,238)	(140,475)	(230,475)
Issue of shares	–	90,000	–	90,000
Closing stockholders’ deficit	$(3,208,077)	$(2,927,127)	$(3,208,077)	$(2,927,127)

The accompanying notes are an integral part of these unaudited financial statements

NHALE, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

For the quarterly periods ended
	Jun. 30, 2022	Jun. 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(70,238)	$(70,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Payables and accrued interests	70,238	70,238
Accounts payable, related party	–	–
Customer deposits	–	–
Cash used in operating activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	–	–
Proceeds from notes payable-related party	–	–
Principal payments on notes payable	–	–
Issued preferred stock	–	–
Cash provided by financing activities	–	–

Net change in cash and cash equivalents	–	–
Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of these unaudited financial statements

NHALE, INC.

Notes to the Unaudited Financial Statements

June 30, 2022

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

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law by the President of the United States. TCJA is a tax reform act that among other things, reduced corporate tax rates to 21 percent effective January 1, 2018. FASB ASC 740, Income Taxes, requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates in the year of enactment, which is the year in which the change was signed into law. Accordingly, the Company adjusted its deferred tax assets and liabilities at December 31, 2017, using the new corporate tax rate of 21 percent.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As at the beginning and ending of the six months reporting period, there are 30,000,000 outstanding common shares and 500,000,000 potentially dilutive shares, respectively, from convertible preferred stock; however, these shares have not been considered in the weighted average share calculation as their inclusion would be anti-dilutive due to the net loss for the year ended.

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

NOTE 3 - GOING CONCERN

The Company’s unaudited financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs and has an accumulated deficit of $3,411,327 as at June 30, 2022. These conditions raise substantial doubt about the company’s ability to continue as a going concern.

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

NOTE 4 – PAYABLES AND ACCRUED INTERESTS

	Jun. 30, 2022	Dec. 31, 2021
Payables	$489,044	$489,044
Accrued Interests	1,529,033	1,458,796
Total	$2,018,077	$1,947,840

NOTE 5 – NOTES PAYABLE

During 2013 - 2016 the Company borrowed an aggregate amount of $1,240,000 and issued 24 promissory notes in total maturing 2015 - 2018. As at June 30, 2022 and December 31, 2021, there were 23 promissory notes with an aggregated amount of $1,190,000 in default.

Weighted average interest rate of default was 23.6%-23.8% during the reporting periods ended June 30, 2022 and 2021. The Company accrued interest expenses of $70,238 for the six months ended June 30, 2022 and 2021 respectively.

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

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases. Net operating loss carry-forwards and tax benefits arising therefore are as follows:

Deferred tax assets	Jun. 30, 2022	Dec. 31, 2021
Net operating loss (NOL) brought forward	$3,270,852	$2,899,902
Net loss for the period / year	140,475	370,950
NOL carried forward	$3,411,327	$3,270,852

Tax benefit from NOL carried forward	$852,832	$817,713
Valuation allowance	(852,832)	(817,713)
Deferred tax assets	$–	$–

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

NOTE 11 – IMPACTS OF THE COVID-19 PANDEMIC

As the Company is not actively trading in the current reporting period, there is no impact of the COVID-19 pandemic on financial statements as at and for the quarterly ended June 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Nhale, Inc. for the six months ended June 30, 2022 and 2021, and the notes thereto.

Safe Harbor for Forward-Looking Statements

Certain statements included in this MD&A constitute forward-looking statements, including those identified by the expressions anticipate, believe, plan, estimate, expect, intend, and similar expressions to the extent they relate to Nhale, Inc. or its management. These forward-looking statements are not facts, promises, or guarantees; rather, they reflect current expectations regarding future results or events. These forward-looking statements are subject to risks and uncertainties that could cause actual results, activities, performance, or events to differ materially from current expectations. These include risks related to revenue growth, operating results, industry, products, and litigation, as well as the matters discussed in Nhale, Inc.’s MD&A. Readers should not place undue reliance on any such forward-looking statements. Nhale, Inc. disclaims any obligation to publicly update or to revise any such statements to reflect any change in the Company’s expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Our business plan is the development, branding and distribution of non-flame smoking devices. In summary, NHLE is focused on raising capital for its business plan. As of this filing, we have not raised any capital and our business is not yet operational.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

Six Months Ended June 30, 2022 and June 30, 2021

Revenue

For the six months ended June 30, 2022 and June 30, 2021, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the six months ended June 30, 2022, were $0 compared to $0 for six months ended June 30, 2021.

Operating expenses did not increase in 2022.

For the six months ended June 30, 2022, professional fees were $0, an increase of $0 for the six months ended of June 30, 2021.

Other Income and Expenses

For the six months ended June 30, 2022 and 2021, the Company had $70,238 in other operating expenses.

Net Income (Loss)

For the three-month ended June 30, 2022, the Company had a net loss of $70,238 compared to the three-month period ended June 30, 2021 of a net loss of $70,238.

For the six months ended June 30, 2022, the Company had a net loss of $140,475 compared to a net loss of $140,475 for the six-month period ended June 30, 2022. The net loss resulted from an increase in finance expenses.

Liquidity and Capital Resources

As of June 30, 2022, we had no cash and a working capital deficit of $3,411,327.

Operating Activities

No operating activities occurred during the three months ended June 30, 2022 and 2021.

Investing Activities

No investing activities occurred during the three months ended June 30, 2022, and 2021.

Financing Activities

No financing activities occurred during the three months ended June 30, 2022, and 2021.

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

During the six months ended June 30, 2022, the Company did not sell any unregistered securities.

Item 3. Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

Item 6. Exhibits

No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2022, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 8, 2022	NHALE, INC.

	By:	/s/ Chongyi Yang
	Name: Title:	Chongyi Yang Chief Executive Officer

