Form 10-Q
period 2022-09-30
Nhale, Inc.
filed 2022-11-16
CIK 1552979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

As of Sept. 30, 2022, there were 30,000,000 shares outstanding of the registrant’s common stock.

As of Sept. 30, 2022, there were 500,000 shares outstanding of the registrant’s Convertible Series A Preferred Stock.

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements.

NHALE, INC.

FINANCIAL STATEMENTS

NHALE, INC.

BALANCE SHEETS

(Unaudited)

	As at
	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$–	$–
Total current assets	–	–

TOTAL ASSETS	$–	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT
Payables and accrued interests	$2,088,315	$1,877,602
Notes payable in default	1,190,000	1,190,000
Total current liabilities	3,278,315	3,067,602

TOTAL LIABILITIES	3,278,315	3,067,602

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value; 100 million shares authorized, 30,000,000 issued and outstanding at Sept. 30, 2022 and Dec. 31, 2021	3,000	3,000
Convertible Series A Preferred Stock, $0.0001 par value; 1,000,000 shares designated, 500,000 issued and outstanding at Sept. 30, 2022 and Dec. 31, 2021	50	50
Additional paid in capital	200,200	200,200
Accumulated deficit	(3,481,565)	(3,270,852)

TOTAL STOCKHOLDERS' DEFICIT	(3,278,315)	(3,067,602)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$–	$–

The accompanying notes are an integral part of these unaudited financial statements

NHALE, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2022	2021	2022	2021

OTHER INCOME/(EXPENSE)
Interest expense	$(70,238)	$(70,238)	$(210,713)	$(210,713)
Compensation expenses	–	–	–	–
Total other income/(expense)	–	–	–	–
Net loss	$(70,238)	$(70,238)	$(210,713)	$(210,713)

Net loss per share - basic and diluted	$0	$0	$0	$0
Weighted average number of common shares outstanding	30,000,000	30,000,000	30,000,000	30,000,000

The accompanying notes are an integral part of these unaudited financial statements

NHALE, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2022	2021	2022	2021

Beginning stock holders’ deficit	$(3,208,077)	$(2,927,127)	$(3,067,602)	$(2,786,652)
Changes in the period:
Net loss for the period	(70,238)	(70,238)	(210,713)	(210,713)
Issue of shares	–	90,000	–	90,000
Closing stock holders’ deficit	$(3,278,315)	$(2,997,365)	$(3,278,315)	$(2,997,365)

The accompanying notes are an integral part of these unaudited financial statements

NHALE, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

For the quarterly periods ended
	Sept. 30, 2022	Sept. 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(70,238)	$(70,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Payables and accrued interests	70,238	70,238
Accounts payable, related party	–	–
Customer deposits	–	–
Cash used in operating activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	–	–
Proceeds from notes payable-related party	–	–
Principal payments on notes payable	–	–
Issued preferred stock	–	–
Cash provided by financing activities	–	–

Net change in cash and cash equivalents	–	–
Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of these unaudited financial statements

NHALE, INC.

Notes to the Unaudited Financial Statements

Sept. 30, 2022

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

NOTE 3 - GOING CONCERN

The Company’s unaudited financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs and has an accumulated deficit of $3,481,565 as at Sept. 30, 2022. These conditions raise substantial doubt about the company’s ability to continue as a going concern.

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

Management anticipates that significant dilution will occur as a result of any future sales of the Company’s common stock, and this will reduce the value of its outstanding shares. The Company cannot project the future level of dilution that will be experienced by investors as a result of its future financings, but it will significantly affect the value of its shares.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 4 – PAYABLES AND ACCRUED INTERESTS

	Sept. 30, 2022	Dec. 31, 2021
Payables	$489,044	$489,044
Accrued Interests	1,599,291	1,388,588
Total	$2,088,315	$1,877,602

NOTE 5 – NOTES PAYABLE

During 2013 - 2016 the Company borrowed an aggregate amount of $1,240,000 and issued 24 promissory notes in total maturing 2015 - 2018. As at Sept. 30, 2022 and December 31, 2021, there were 23 promissory notes with an aggregated amount of $1,190,000 in default.

Weighted average interest rate of default was 23.6%-23.8% during the reporting periods ended Sept. 30, 2022 and 2021. The Company accrued interest expenses of $70,238 for the six months ended Sept. 30, 2022 and 2021 respectively.

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

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases. Net operating loss carry-forwards and tax benefits arising therefore are as follows:

Deferred tax assets	Sept. 30, 2022	Dec. 31, 2021
Net operating loss (NOL) brought forward	$3,270,852	$2,899,902
Net loss for the period / year	210,713	370,950
NOL carried forward	$3,481,565	$3,270,852

Tax benefit from NOL carried forward	$870,391	$817,713
Valuation allowance	(870,391)	(817,713)
Deferred tax assets	$–	$–

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

NOTE 11 – IMPACTS OF THE COVID-19 PANDEMIC

As the Company is not actively trading in the current reporting period, there is no impact of the COVID-19 pandemic on financial statements as at and for the quarterly ended Sept. 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Nhale, Inc. for the nine months ended Sept. 30, 2022 and 2021, and the notes thereto.

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

Nine Months Ended Sept. 30, 2022 and Sept. 30, 2021

Revenue

For the nine months ended Sept. 30, 2022 and Sept. 30, 2021, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the nine months ended Sept. 30, 2022, were $0 compared to $0 for nine months ended Sept. 30, 2021.

Operating expenses did not increase in 2022.

For the nine months ended Sept. 30, 2022, professional fees were $0, an increase of $0 for the nine months ended of Sept. 30, 2021.

Other Income and Expenses

For the nine months ended Sept. 30, 2022 and 2021, the Company had $210,713 in other operating expenses due to interest expenses.

Net Income (Loss)

For the three-month ended Sept. 30, 2022, the Company had a net loss of $70,238 compared to the three-month period ended Sept. 30, 2021 of a net loss of $70,238.

For the nine months ended Sept. 30, 2022, the Company had a net loss of $210,713 compared to a net loss of $210,713 for the nine-month period ended Sept. 30, 2022. The net loss resulted from an increase in finance expenses.

Liquidity and Capital Resources

As of Sept. 30, 2022, we had no cash and a working capital deficit of $3,278,315.

Operating Activities

No operating activities occurred during the nine months ended Sept. 30, 2022 and 2021.

Investing Activities

No investing activities occurred during the nine months ended Sept. 30, 2022, and 2021.

Financing Activities

No financing activities occurred during the nine months ended Sept. 30, 2022, and 2021.

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

PART II – OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended Sept. 30, 2022, the Company did not sell any unregistered securities.

Item 3. Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

Item 6. Exhibits

No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended Sept. 30, 2022, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 16, 2022	NHALE, INC.

	By:	/s/ Chongyi Yang
	Name: Title:	Chongyi Yang Chief Executive Officer

