Form 10-K
period 2022-12-31
China De Xiao Quan Care Group Co., Ltd
filed 2023-04-17
CIK 1552979

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2022.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-182761

_____________________

CHINA DE XIAO QUAN CARE GROUP CO., LTD

(Exact name of registrant as specified in its charter)

_____________________

Nevada	38-3870905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

42 Mott Street, 4th Floor, New York, NY	10013
(Address of principal executive offices)	(Zip Code)

86-1370164788

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CDXQ	OTC

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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☐    No  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $200,000.

As of April 17, 2023, there were 30,000,000 shares outstanding of the registrant’s common stock.

i

PART I

Item 1.	Business

(a) Business Development

 The Company was organized under the laws of the State of Nevada on March 8, 2012, under Gankit Corporation. The Company was development stage company as an e-commerce business focused on selling a diverse set of products through its website Gankit.com.

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

Upon appointment as the Custodian of CDXQ and under its duties stipulated by the Nevada court, SCC took initiative to organize the business of the issuer. As Custodian, the duties were to conduct daily business, hold shareholder meetings, appoint officers and directors, reinstate the company with the Nevada Secretary of State. SCC also had authority to enter into contracts and find a suitable merger candidate. SCC was compensated for its role as custodian in the amount of 500,000 shares of Convertible Series A Preferred Stock. SCC did not receive any additional compensation, in the form of cash or stock, for custodian services. The custodianship was discharged on April 7 2021.

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

Nhale, Inc. filed an amendment to its Articles of Incorporation and changed its name to China De Xiao Quan Care Group Co., LTD on Sept. 22, 2022, trading symbol CDXQ.

Since October of 2022, the Company’s operations consist of a research and development, branding and distribution of non-flame smoking devices, along with computer software development, sales and service for the brand, and elder care services, development, and management.

The Company implemented a new business model in 2022, statements made relating to our business plan are forward looking statements and we have limited history of performance.

The analysis will be undertaken by or under the supervision of our management. In our continued efforts to implement our business plan, we intend to consider the following factors:

•	Potential for growth, indicated by anticipated market expansion or new technology;

•	Competitive position as compared to other businesses of similar size and experience within our contemplated segment as well as within the industry as a whole;

•	Strength and diversity of management, and the accessibility of required management expertise, personnel, services, professional assistance and other required items;

•	Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities or convertible debt, through joint ventures or similar arrangements or from other sources;

•	The extent to which the business opportunity can be advanced in our contemplated marketplace; and

•	Other relevant factors

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

We are unable to predict when we will, if ever, be profitable. We anticipate that business opportunities would be made available to us through personal contacts of our directors, officers and principal stockholders, professional advisors, broker-dealers, venture capitalists, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who introduce the Company to business opportunities in which we participate.

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

We may incur time and costs required to select and evaluate our business structure and complete our business plan, which cannot presently be determined with any degree of certainty. Any costs incurred with respect to the indemnification and evaluation of a prospective business that is not ultimately completed may result in a loss to the Company. These fees may include legal costs, accounting costs, finder’s fees, consultant’s fees and other related expenses. We have no present arrangements for any of these types of fees.

As of the time of this filing, the Company is in the business of research and development, branding and distribution of non-flame smoking devices, along with computer software development, sales and service for the brand, and elder care services, development, and management.

Our elderly care system incorporates integrated control of community elderly care; standardization of home elderly care services; traceable tracking of financial income and expenditure; big data monitoring of health management; big data support of user portrait; convenient and barrier-free operation mode.

On March 15, 2023, there was a change in control. Chongyi Yang sold the control block of Preferred A Stock to the persons as follows:

Chunsheng Qin purchased 475,000 shares

Yangtenglie Quin purchased 15,000 shares

Fugui Xie purchased 10,000 shares

The purchase price was $285,000 and Chunsheng Qin became the majority shareholder of CDXQ.

On March 27, 2023, China De Xiao Quan Care Group Co., Ltd. (“CDXQ”) entered into a Non-Binding Letter of Intent (the “LOI”) in which the Company would acquire all of the issued and outstanding securities of China Care Holding Group Inc., a Cayman corporation (“China Care”). Mr. Chunsheng Qin is the sole owner of China De Ziao Quan Care Group Co., Ltd.

The LOI contemplates the acquisition of China Care, by CDXQ. China Care, which owns and operates Jiangsu De Xiao Quan Technology Group, a pioneer in elderly caring industry, combining new generation of cloud intelligence with human-focused management. The company has self-developed an intelligent caring system based on big data analysis and artificial intelligence, strengthening better care and tracking management for the elderly. The LOI was entered into following arm’s length negotiations.

The LOI proposes that CDXQ would acquire 51% of the issued and outstanding stock of China Care in exchange for the newly issued CDXQ stock issuance to the shareholders of 70 million shares of newly issued unregistered shares of common stock, par value $0.0001 per share, with no expiration date on the conversion.

Completion of the transaction is subject to, among other matters, the completion of due diligence, the negotiation of a definitive agreement providing for the transaction and employment agreements, satisfaction of the conditions negotiated therein and approval of the transaction by CDXQ’s board of directors, and all applicable state and federal law. No assurance can be given that the parties will be able to negotiate and execute a definitive agreement or that the transactions herein contemplated will close. CDXQ will file notice of such agreement with the Securities and Exchange Commission on form 8-K when and if any such agreement is reached.

On March 31, 2023, Chongyi Yang resigned his position of officer and director and appointed Chunsheng Qin as President, CEO, Treasurer, Secretary and Director.

Our Industry

In 2021, 18.9% of China's population was over the age of 60, around 267.36 million people. And there are 20.56 million of the population over the age of 65, accounting for 14.2 per cent. This means that there were 2.37 working-aged persons for every one retired person. In 2050, the ratio is expected to drastically drop to 1.82 working persons for every one retired person. Furthermore, currently, 180 million Chinese seniors suffer from chronic diseases, and over 15 million are facing dementia such as Alzheimer's disease. The current care system is unable to sustain these drastic demographic and economic shifts.

To address this issue, the government is looking to increase private capital and investments in the industry, hoping to provide seniors with better quality and more accessible services and options.

Under China's 14th Five Year Plan (2021-2025), the development of an efficient long-term care (LTC) system is a government priority. The plan specifies major goals and tasks for the five years, including expanding the supply of elderly care services, improving the health support mechanism for the elderly, and advancing the innovative and integrated development of service models.

It lists nine major indicators, such as the number of elderly care beds of the ratio of nursing care beds in elderly care institutions, to mobilize society to actively respond to population ageing. China will step up institutional innovation and boost policy support and financial investment to enable the elderly to share in China's development achievements. Moreover, it is stated that China would also plan to establish about 10 industrial parks dedicated to the silver economy and build a string of cities into models.

Competition

China De Xiao Quan Care Group Co., Ltd is in direct competition within our industry with entities that possess significantly greater experience and resources. Moreover, the Company also competes with numerous other companies similar to it for such opportunities. We believe that acquiring China Care Holding Group Inc., will greatly increase our competitive edge in the elder care services industry.

Effect of Existing or Probable Governmental Regulations on the Business

We are subject to the Exchange Act and the Sarbanes-Oxley Act of 2002. Under the Exchange Act, and are required to file with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The Sarbanes-Oxley Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and to strengthen auditor independence. It also (1) requires steps be taken to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; (2) establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; (3) creates guidelines for audit committee members’ appointment, and compensation and oversight of the work of public companies’ auditors; (4) prohibits certain insider trading during pension fund blackout periods; and (5) establishes a federal crime of securities fraud, among other provisions.

We are also subject to Section 14(a) of the Exchange Act, which requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to our stockholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14A. Preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are provided to our stockholders.

Employees

The Company had 1 officer during this reporting period. Dr. Chongyi Yang serves as Chief Executive Officer, Treasurer, and Secretary. Mr. Yang resigned on March 31, 2023 and appointed Chunsheng Qin as sole officer and director.

Management of the Company expects to use consultants, attorneys and accountants as necessary, and it is not expected that the Company will have any full-time or other employees, except as may be the result of completing a transaction.

Intellectual Property

As of the date of this report, we do not own any patents, trademarks, licenses, franchises, concessions, and royalty agreements, or other intellectual property contracts.

Available Information

Our Periodic Reports including Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports, and amendments to those reports, and other forms that we file with or furnish to the Securities and Exchange Commission (SEC) are available to review on the SEC’s EDGAR website.

Corporate Governance

In accordance with and pursuant to relevant related rules and regulations of the SEC, the Board of Directors of the Company has established and periodically update our corporate governance guide, which is applicable to all directors, officers and employees of the Company. We have not yet established an audit committee of our board of directors.

Item 1A.	Risk Factors

Not applicable to a smaller reporting company.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We do not own any property but rent office space.

Item 3.	Legal Proceedings

There are not any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 4.	Mine Safety Disclosures

N/A

PART II

Item 5.	Market Price and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

(a) Market information.

Our Common Stock is not trading on any stock exchange. It is listed, but not quoted, OTC Markets under the symbol CDXQ and there is no established public trading market for the class of common equity.

Fiscal Year 2022	HIGH	LOW
First Quarter (Jan.1, 2022 – March 31, 2022)	$.07	$.01
Second Quarter (April 1, 2022– June 30, 2022)	.06	.006
Third Quarter (July 1, 2022 – Sept. 30, 2022)	.03	.01
Fourth Quarter (Oct. 1, 2022 – Dec. 31, 2022)	.06	.01
Fiscal Year 2021
First Quarter (Jan.1, 2022 – March 31, 2022)	$.06	$.01
Second Quarter (April 1, 2022– June 30, 2022)	.08	.01
Third Quarter (July 1, 2022 – Sept. 30, 2022)	.06	.02
Fourth Quarter (Oct. 1, 2022 – Dec. 31, 2022)	.03	.001

Holders

(b) Holders.

As of March 31, 2022, there are approximately 4 holders of an aggregate of 30,000,000 shares of our Common Stock issued and outstanding.

(c) Dividends.

We have not declared any cash dividends on our Common Stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

(d) Securities authorized for issuance under equity compensation plans.

We have not adopted an equity compensation plan and no securities have been authorized or reserved for issuance under any equity compensation plan.

Description of Securities

The following description is a summary of the material terms of the provisions of our Articles of Incorporation and Bylaws. The Articles of Incorporation and Bylaws have been filed with the SEC as exhibits to our registration statement on Form 10.

Common Stock

We are authorized to issue 100,000,000 shares of Common Stock with $0.0001 par value per share. As of our fiscal year ended December 31, 2022, there were 30,000,000 shares of Common Stock issued and outstanding.

Each share of Common Stock entitles the holder to one vote, either in person or by proxy, at meetings of stockholders. Accordingly, the holders of our Common Stock who hold, in the aggregate, more than fifty percent of the total voting rights can elect all of our directors and, in such event, the holders of the remaining minority shares will not be able to elect any of such directors. The vote of the holders of a majority of the issued and outstanding shares of Common Stock entitled to vote thereon is sufficient to authorize, affirm, ratify or consent to such act or action, except as otherwise provided by law.

Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available. We have not paid any dividends since our inception, and we presently anticipate that all earnings, if any, will be retained for development of our business. Any future disposition of dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors.

Holders of our Common Stock have no preemptive rights or other subscription rights, conversion rights, redemption or sinking fund provisions. Upon our liquidation, dissolution or windup, the holders of our Common Stock will be entitled to share ratably in the net assets legally available for distribution to stockholders after the payment of all of our debts and other liabilities. There are not any provisions in our Articles of Incorporation or our Bylaws that would prevent or delay change in our control.

Our stock transfer agent is Securities Transfer Corporation., located at 2901 N. Dallas Parkway, Suite 380, Plano, TX 75093.

Preferred Stock

Our Articles of Incorporation, as amended, authorizes the issuances of up to 1,000,000 shares of Preferred Stock with the following designations, rights and preferences:

One (1) share of the as Convertible Series A Preferred Stock shall be converted into one thousand (1,000) shares of common stock of the Corporation and entitled to one thousand (1,000) votes of common stock for every one (1) share of as Convertible Series A Preferred Stock owned. The holders of the Convertible Series A Preferred Stock shall not be entitled to receive dividends.

From time to time its Board of Directors may amend the Preferred class of stock. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting power or, other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

At this time there are 1,000,000 shares of Preferred Stock authorized as Convertible Series A Preferred Stock and 500,000 are issued and outstanding.

Promissory Notes

During 2013 - 2016 the Company borrowed an aggregate amount of $1,240,000 through 24 promissory notes maturing various within 2015 to 2018. As at December 31, 2022 and 2021, there were 23 promissory notes with an aggregated amount of $1,190,000 in default.

					December 31,
Notes Payable					2022	2021
Issue Date	Maturity Date	Nominal Amount	Interest Rate	Interest rate in default	Interest Accrued

June 2, 2016	June 2, 2018	$10,000.00	15%	24%	$13,250	10,850
June 17, 2015	June 17, 2018	20,000.00	15%	24%	26,425	21,625
August 16, 2016	August 16, 2018	50,000.00	15%	24%	65,313	53,313
November 30, 2016	November 30, 2018	25,000.00	15%	24%	32,000	26,000
April 5, 2013	December 31, 2015	50,000.00	15%	15%	45,625	38,125
June 21, 2013	December 31, 2015	150,000.00	15%	18%	164,250	137,250
November 17, 2013	May 31, 2016	400,000.00	15%	25%	608,333	508,333
November 17, 2013	April 12, 2017	400,000.00	15%	25%	593,333	493,333
July 31, 2015	July 31, 2017	50,000.00	15%	25%	72,708	60,208
April 27, 2016	April 27, 2018	35,000.00	15%	25%	48,271	39,521
Total		$1,190,000.00			$1,669,508	1,388,558
Notes & Interest accrued forgiven		(600,000.00)			(818,208)
Balances as of December 31, 2022		$590,000.00			$851,300

For debts in default taken out in Nevada, the statutes of limitations on debt collection for written contracts are 6 years. The Company engages an attorney, who issued an opinion of debt forgiveness on April 13, 2023 to clear out the debts in default more than six years in accordance with the law of State of Nevada above. Based on the attorney letter, for all the notes payable in default for more than 6 years as of December 31, 2022 and subsequent as of April 12, 2023, the Company recognized gain on debt forgiveness totaling $1,418,208 and 1,004,444, respectively. As of December 31, 2022 and 2021, the Company held $590,000 and $1,190,000 notes payable with $851,300 and $1,388,558 accrued interest outstanding, respectively.

Weighted average interest rate of default was 12.0%-25.0% for the years ended December 31, 2022 and 2021. The Company accrued interest expenses of $280,950 and $280,950 for the years of 2022 and 2021, respectively.

Item 6.	[Reserved]

N/A

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

This section provides management’s discussion of the financial condition, changes in financial condition and results of operations of China De Xiao Quan Care Group Co., Ltd. with specific information on results of operations and liquidity and capital resources. It includes management’s interpretation of our financial results, the factors affecting these results, the major factors expected to affect future operating results and future investment and financing plans. This discussion should be read in conjunction with our consolidated financial statements and notes thereto.

Cautionary Statement for the Purposes of the Safe Harbor under the Private Securities Litigation Reform Act of 1995

The statements contained in this Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report are forward-looking statements made in good faith by us and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of our documents or oral presentations, the words “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “goal”, “intend”, “objective”, “plan”, “projection”, “seek”, “strategy” or similar words are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements relating to our strategy, operations, markets, services, and other factors all of which are difficult to predict and many of which are beyond our control. Accordingly, while we believe these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, we undertake no obligation to update or revise any of our forward-looking statements whether as a result of new information, future events or otherwise.

Results of Operations for China De Xiao Quan Care Group Co., LTD — Comparison of the Years ended December 31, 2022 and 2021

Revenue

We had no revenues from operations during either 2022 or 2021.

Selling and General & Administrative Expense

Selling and General & Administrative Expenses were $0 for the year ended December 31, 2022, compared to $0 for the year ended December 31, 2021, an decrease of $0.

Other Income(expense)

Other Income was 1,137,258, a net of gain on debt forgiveness of 1,418,208 and interest expense of 280,950 for the year ended December 31, 2022, compared to an expense of 370,950 for the year ended December 31, 2021.

During the year ended December 31, 2022, we incurred $0 in non-cash stock compensation expense from the issuance of Common Stock for payment of debt on behalf of the company. During year ended December 31, 2021, there were $90,000 in non-cash compensation expense from the issuance of Preferred A Stock for payment of debt on behalf of the company.

Net Profit/Loss

We had a net profit of $1,137,258 for the year ended December 31, 2022, compared to a net loss of $370,950 for the year ended December 31, 2021.

Liquidity and Capital Resources

As of December 31, 2022, we had $0 of cash, $1,930,344 in liabilities, and an accumulated deficit of $2,133,594. We used zero of cash in operations for the year ended December 31,2022 and received net proceeds from financing of $0.

The financial statements accompanying this Report have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we have not yet generated any revenue, had a net profit of $1,137,258 and have an accumulated stockholders’ deficit of $2,133,594 as of December 31, 2022. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional funds and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2022, we were not subject to any market or interest rate risk.

Item 8.	Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

N/A

Item 9A.	Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Assessment Regarding Internal Control Over Financial Reporting

At the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision of and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Disclosure controls and procedures were not effective due primarily to a material weakness in the segregation of duties in the Company’s internal control of financial reporting as discussed below.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (including its consolidated subsidiaries) and all related information appearing in our Annual Report on Form 10-K. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of the end of the period covered by this report, based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the criteria established. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective, because management identified a material weakness in the Company’s internal control over financial reporting related to the segregation of duties as described below.

While the Company does adhere to internal controls and processes that were designed, it is difficult with a very limited staff to maintain appropriate segregation of duties in the initiating and recording of transactions, thereby creating a segregation of duties weakness. Due to: (i) the significance of segregation of duties to the preparation of reliable financial statements; (ii) the significance of potential misstatement that could have resulted due to the deficient controls; and (iii) the absence of sufficient other mitigating controls, we determined that this control deficiency resulted in more than a remote likelihood that a material misstatement or lack of disclosure within the annual or interim financial statements may not be prevented or detected.

Management’s Remediation Initiatives

Management has evaluated, and continues to evaluate, avenues for mitigating our internal controls weaknesses, but mitigating controls to completely mitigate internal control weaknesses have been deemed to be impractical and prohibitively costly, due to the size of our organization at the current time. Management expects to continue to use reasonable care in following and seeking improvements to effective internal control processes that have been and continue to be in use at the Company.

Changes in internal controls over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred prior to the Company’s most recent financial quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

N/A

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

N/A

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Officers and directors and additional information concerning them are as follows:

Name	Age	Position
Dr. Chongyi Yang until 3/31/2023	61	President, CEO, Secretary, Treasurer, Director
Qin Chunsheng, present	65	President, CEO, Secretary, Treasurer, Director

 Officer Bios

Dr. Yang Chong Yi, Chief Executive Officer to 3/31/2023

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

Qin Chunsheng, Current Chief Executive Officer

Qin Chunsheng, was born on April 15, 1958 in Nanjing, Jiangsu Province, China. He has worked as a farmer and a soldier in many fields and has rich economic work experience. He is good at planning and organizing large-scale economic activities, and has many unique modes and techniques for the operation of large-scale projects. Qin Chunsheng is the chairman of the Health and Elderly Care Professional Committee of the China Population and Culture Promotion Association. He is also an EMBA from Lincoln University in the United States and a graduate student of leading figures in the elderly care industry at Peking University in China.

The "Dexiaoquan Intelligent Elderly Care Platform" created by Qin Chunsheng has been recognized by the national brand power, promoted by the Ministry of Commerce as a trustworthy enterprise, and won the top ten innovation leaders in the 2020 brand power (elderly care industry), the 2021 China Excellent Private Entrepreneurs, the 2021 China Business Model Innovation Award, the most influential leading brand for public satisfaction in elderly care services in China, model enterprise for intelligent health elderly care, 2022 Brand influence, and Top 10 innovative brands for smart health and elderly care; In 2023, he was awarded the top ten ingenious figures for intelligent elderly care.

Qin Chunsheng is the founder of China Dexiaoquan Health Care Group Co., Ltd., and the chairman and CEO of the board of directors. He has developed more than 200 software works and patent certificates for the management system of elderly care institutions. He is a pioneer in the elderly care industry, an organizer of market resources, a leader in model innovation, a defender of transaction rules, and a guardian of market order, promoting the elderly care industry in China to a new era.

Item 11.	Executive Compensation

For each of the fiscal years ended December 31, 2022, and 2021 there was no direct compensation awarded to, earned by, or paid by us to any of our executive officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security ownership of certain beneficial owners.

The following table sets forth, as of December 31, 2022, the number of shares of common stock owned of record and beneficially by our executive officer, director and persons who beneficially own more than 5% of the outstanding shares of our common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Riverside Heights LLC	20,000,000 Restricted Common Shares	66%
Adam Harden
302 Pinesap Drive
Houston, TX 77079

Dr. Chongyi Yang	500,000 Preferred A Shares	100%
19F, No.38 West Nanjing Road
Jing’An District, Shanghai
China 200041

Item 13.	Certain Relationships and Related Transactions, and Director Independence

N/A

Item 14.	Principal Accounting Fees and Services

Simon & Edward, LLP served as the Company’s independent auditor for the year ended December 31, 2022.

BFBorgers CPA PC (“BFB”) served as the Company’s independent auditor for the year ended December 31, 2021.

The following table presents fees billed for professional audit services rendered by Simon & Edward, LLP in connection with its audits of the Company’s annual financial statements for the year ended December 31, 2022. The fees billed to the CHJI by Simon & Edward, LLP and BFB during 2021 were the following:

	December 31,	December 31,
	2022	2021
ASSETS
Audit Fees	$12,000	$12,000
Audit Related Fees (auditor admin. Fees)	–	–
Tax Fees	–	–
All Other Fees	–	–
Total Fees	$12,000	$12,000

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

All Other Fees

The fees for products and services provided, other than for the services reported under the headings “Audit Fees,” “Audit Related Fees” and “Tax Fees.” The Company has adopted a policy regarding the services of its independent auditors under which our independent accounting firm is not allowed to perform any service which may have the effect of jeopardizing the registered public accountant’s independence. Without limiting the foregoing, the independent accounting firm shall not be retained to perform the following:

•	Bookkeeping or other services related to the accounting records or financial statements
•	Financial information systems design and implementation
•	Appraisal or valuation services, fairness opinions or contribution-in-kind reports
•	Actuarial services
•	Internal audit outsourcing services
•	Management functions
•	Broker-dealer, investment adviser or investment banking services
•	Legal services
•	Expert services unrelated to the audit

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

No.	Description

5.1	Counsel Opinion re: Cancellation of Indebtedness Due to Statute of Limitations

10.1	Board of Directors Meeting Resolution on March 31, 2023

10.2	Yang Resignation Letter dated March 31, 2023

10.3	Qin Acceptance Letter dated March 31, 2023

10.4	Stock Purchase Agreement - Fugui Xie

10.5	Stock Purchase Agreement - Chunsheng Qin

10.6	Stock Purchase Agreement - Yangtengjie Qin

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

Item 16.	Form 10-K Summary

N/A

CHINA DE XIAO QUAN CARE GROUP CO., LTD

CONSOLIDATED FINANCIAL STATEMENTS

(Audited)

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

China De Xiao Quan Care Group Co., LTD

New York, NY

Opinion on the Financial Statements

We have audited the accompanying balance sheets of China De xiao Quan Care Group Co., LTD. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/Simon & Edward, LLP

We have served as the Company's auditor since 2022.

Rowland Heights, CA

April 17, 2023

CHINA DE XIAO QUAN CARE GROUP CO., LTD

BALANCE SHEETS

	As at
	Dec. 31, 2022	Dec. 31, 2021
Assets
Cash and cash equivalents	$–	$–
Total current assets	–	–

TOTAL ASSETS	$–	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT
Payables and accrued interests	$1,340,344	$1,877,602
Notes payable in default	590,000	1,190,000
Total current liabilities	1,930,344	3,067,602

TOTAL LIABILITIES	$1,930,344	$3,067,602

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value; 100 million shares authorized, 30,000,000 issued and outstanding at Dec. 31, 2022 and 2021	$3,000	$3,000
Convertible Series A Preferred Stock, $0.0001 par value; 1,000,000 shares designated, 500,000 issued and outstanding at Dec. 31, 2022 and 2021	50	50
Additional paid in capital	200,200	200,200
Accumulated deficit	(2,133,594)	(3,270,852)

TOTAL STOCKHOLDERS' DEFICIT	$(1,930,344)	$(3,067,602)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$–	$–

The accompanying notes are an integral part of these financial statements

CHINA DE XIAO QUAN CARE GROUP CO., LTD

STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2022	2021
OTHER INCOME/(EXPENSE)
Interest expense	$(280,950)	$(280,950)
Compensation expense	–	(90,000)
Gain on debt forgiveness	1,418,208	–
Total other income (expense), net	1,137,258	(370,950)

Net Profit (loss)	$1,137,258	$(370,950)

Earnings per share - basic	$0.04	$(0.01)
Earnings per share - diluted	$0.00	$(0.00)
Weighted average number of common shares – basic	30,000,000	30,000,000
Weighted average number of common shares – dilutive	530,000,000	530,000,000

The accompanying notes are an integral part of these financial statements

CHINA DE XIAO QUAN CARE GROUP CO., LTD

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Series A Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	–	$–	30,000,000	$3,000	$110,250	$(2,899,902)	$(2,786,652)

Issue of Preferred shares	500,000	50	–	–	89,950	–	90,000

Net loss	–	–	–	–	–	(370,950)	(370,950)

Balance, December 31, 2021	500,000	50	30,000,000	3,000	200,200	(3,270,852)	(3,067,602)

Net income	–	–	–	–	–	1,137,258	1,137,258

Balance, December 31, 2022	500,000	$50	30,000,000	$3,000	$200,200	$(2,133,594)	$(1,930,344)

The accompanying notes are an integral part of these financial statements

CHINA DE XIAO QUAN CARE GROUP CO., LTD

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,137,258	$(370,950)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Compensation expenses for convertible Series A Preferred Stock	–	90,000
Gain on debt forgiveness	(1,418,208)	–
Changes in operating assets and liabilities:
Payables and accrued interests	280,950	280,950
Cash used in operating activities	–	–

Net change in cash	–	–
Cash, beginning of period	–	–
Cash, end of period	$–	$–

Supplemental Cash Flow Information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of these financial statements

CHINA DE XIAO QUAN CARE GROUP CO., LTD

Notes to Financial Statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

China Dexiaoquan Care Group Co., Ltd. (“CDXQ” or the “Company”) was incorporated as GankIt Corporation in the state of Nevada on March 8, 2012, with a fiscal year end of May 31, which was subsequently changed to December 31 by unanimous consent of Directors in 2019.

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

On January 20, 2021, Bridgeview Capital Partners, LLC as the custodian received 500,000 shares of Convertible Preferred Series A Stock of the 500,000 total issued and outstanding Convertible Preferred Series A Stock of the Company as for services rendered and debts paid by the Custodian.

On February 3,2021, Bridgeview Capital Partners, LLC and Mr. Chongyi Yang reached agreement to sell 500,000 shares of Convertible Preferred Series A Stock to Mr. Chongyi Yang. The deal has been done before March 31st, 2021.

On September, 2022, the Company changed the name as China Dexiaoquan Care Group Co., Ltd. and the code from NHLE to CDXQ correspondingly.

The Company is focused on from the development, branding and distribution of non-flame smoking devices to the development, sales and service of computer software, network software; elder care services, development, and management, and related commodity sales etc. The Company is not actively trading during the current reporting period.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of China Dexiaoquan Care Group Co., Ltd. (“CDXQ” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on the Company’s historical results as well as management’s future expectations. Actual results could differ from those estimates.

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

The carrying amount of the Company’s financial assets and liabilities, such as accounts payable and accrued expenses approximate their fair value because of the short maturity of those instruments.

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

On December 22, 2017, the President of the United States signed into law the Tax Reform Act. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included in the gross income of the CFCs’ U.S. shareholder income. The Company has been in loss position for years and zero balances of tax provisions, deferred tax assets and liabilities as of the reporting periods ended. The tax reforms have no significant impacts on the Company.

Earnings per share

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

For the years ended December 31, 2022 and 2021, there are 30,000,000 outstanding common shares and 500,000,000 potentially dilutive shares from convertible preferred stock. Each share of the Convertible Series A Preferred Stock shall be converted into 1,000 shares of common stock of the Corporation and entitled to 1,000 votes of common stock for each share of Convertible Series A Preferred Stock owned. The holders of the Convertible Series A Preferred Stock shall not be entitled to receive dividends.

However, these shares have not been considered in the weighted average share calculation as their inclusion would be anti-dilutive due to the net loss position for the years then ended.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has yet established any source of revenue to cover its operating costs and has an accumulated deficit of $2,133,594 as at December 31, 2022. These conditions raise substantial doubt about the company’s ability to continue as a going concern.

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

NOTE 4 – PAYABLES AND ACCRUED INTERESTS

As of December 31,	2022	2021
Other payables	$489,044	$489,044
Accrued Interests	851,300	1,388,558
Total	$1,340,344	$1,877,602

NOTE 5 – NOTES PAYABLE

During 2013 - 2016 the Company borrowed an aggregate amount of $1,240,000 through 24 promissory notes maturing various within 2015 to 2018. As at December 31, 2022 and 2021, there were 23 promissory notes with an aggregated amount of $1,190,000 in default.

					December 31,
Notes Payable					2022	2021
Issue Date	Maturity Date	Nominal Amount	Interest Rate	Interest rate in default	Interest Accrued

June 2, 2016	June 2, 2018	$10,000.00	15%	24%	$13,250	10,850
June 17, 2015	June 17, 2018	20,000.00	15%	24%	26,425	21,625
August 16, 2016	August 16, 2018	50,000.00	15%	24%	65,313	53,313
November 30, 2016	November 30, 2018	25,000.00	15%	24%	32,000	26,000
April 5, 2013	December 31, 2015	50,000.00	15%	15%	45,625	38,125
June 21, 2013	December 31, 2015	150,000.00	15%	18%	164,250	137,250
November 17, 2013	May 31, 2016	400,000.00	15%	25%	608,333	508,333
November 17, 2013	April 12, 2017	400,000.00	15%	25%	593,333	493,333
July 31, 2015	July 31, 2017	50,000.00	15%	25%	72,708	60,208
April 27, 2016	April 27, 2018	35,000.00	15%	25%	48,271	39,521
Total		$1,190,000.00			$1,669,508	1,388,558
Notes & Interest accrued forgiven		(600,000.00)			(818,208)
Balances as of December 31, 2022		$590,000.00			$851,300

For debts in default taken out in Nevada, the statutes of limitations on debt collection for written contracts are 6 years. The Company engages an attorney, who issued an opinion of debt forgiveness on April 13, 2023 to clear out the debts in default more than six years in accordance with the law of State of Nevada above. Based on the attorney letter, for all the notes payable in default for more than 6 years as of December 31, 2022 and subsequent as of April 12, 2023, the Company recognized gain on debt forgiveness totaling $1,418,208 and 1,004,444, respectively. As of December 3l, 2022 and 2021, the Company held $590,000 and $1,190,000 notes payable with $851,300 and $1,388,558 accrued interest outstanding, respectively.

Weighted average interest rate of default was 12.0%-25.0% for the years ended December 31, 2022 and 2021. The Company accrued interest expenses of $280,950 and $280,950 for the years of 2022 and 2021, respectively.

NOTE 6 – COMMON STOCK AND PREFERRED STOCK

The Company has 100,000,000 shares of common stock authorized at par value of $0.0001, and 30,000,000 shares of common stock were issued and outstanding at total par value of $3,000 and an aggregated amount of share premium of $110,250 as of December 31, 2022 and 2021.

The Company has designated 1,000,000 shares of Series A convertible preferred stock at par value of $0.0001, and 500,000 issued as at December 31, 2022 with total par value of $50 and an aggregated amount of share premium of $89,950.

Each share of the Convertible Series A Preferred Stock shall be converted into 1,000 shares of common stock of the Corporation and entitled to 1,000 votes of common stock for each share of Convertible Series A Preferred Stock owned. The holders of the Convertible Series A Preferred Stock shall not be entitled to receive dividends.

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

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases. Net operating loss carry-forwards and tax benefits arising therefore are as follows:

Deferred tax assets	2022	2021
Net operating loss ("NOL") brought forward	$3,270,852	$2,899,902
Net (profit) loss for the period / year	(1,137,258)	370,950
NOL carried forward	2,133,594	3,270,852

Tax benefit from NOL carried forward	448,055	686,879
Valuation allowance	(448,055)	(686,879)
Deferred tax assets	$–	$–

NOTE 8 – COMMITMENTS AND CONTINGENCIES

As at the end of the reporting period, the company has no commitments and contingencies to disclose.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. Based on our evaluation, no other event has occurred requiring adjustment or disclosure, except the following:

On March 15, 2023, there was a change in control. Chongyi Yang sold the control block of Preferred A Stock to the persons as follows:

Chunsheng Qin purchased 475,000 shares

Yangtenglie Quin purchased 15,000 shares

Fugui Xie purchased 10,000 shares

The purchase price was $285,000 and Chunsheng Qin became the majority shareholder of CDXQ.

On March 27, 2023, China De Xiao Quan Care Group Co., Ltd (“CDXQ”) entered into a Non-Binding Letter of Intent (the “LOI”) in which the Company would acquire all of the issued and outstanding securities of China Care Holding Group Inc, a Cayman corporation (“China Care”).

The LOI contemplates the acquisition of China Care, by CDXQ. China Care, which owns and operates Jiangsu De Xiao Quan Technology Group, a pioneer in elderly caring industry, combining new generation of cloud intelligence with human-focused management. The company has self-developed an intelligent caring system based on big data analysis and artificial intelligence, strengthening better care and tracking management for the elderly. The LOI was entered into following arm’s length negotiations.

The LOI proposes that CDXQ would acquire 51% of the issued and outstanding stock of China Care in exchange for the newly issued CDXQ stock issuance to the shareholders of 70 million shares of newly issued unregistered shares of common stock, par value $0.0001 per share, with no expiration date on the conversion.

Completion of the transaction is subject to, among other matters, the completion of due diligence, the negotiation of a definitive agreement providing for the transaction and employment agreements, satisfaction of the conditions negotiated therein and approval of the transaction by CDXQ’s board of directors, and all applicable state and federal law. No assurance can be given that the parties will be able to negotiate and execute a definitive agreement or that the transactions herein contemplated will close. CDXQ will file notice of such agreement with the Securities and Exchange Commission on form 8-K when and if any such agreement is reached.

On March 31, 2023, Chongyi Yang resigned his position of officer and director and appointed Chunsheng Qin as President, CEO, Treasurer, Secretary and Director.

NOTE 10 – IMPACT OF THE COVID-19 PANDEMIC

As the Company is not actively trading in the current reporting period, there is no impact of the COVID-19 pandemic on financial statements as at and for the year ended December 31, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA DE XIAO QUAN CARE GROUP CO., LTD

By:	/s/ Dr. Chongyi Yang
Dr. Chongyi Yang CEO

Date:  April 17, 2023

