Form 10-Q
period 2023-03-31
China De Xiao Quan Care Group Co., Ltd
filed 2023-05-22
CIK 1552979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-182761

CHINA DE XIAO QUAN CARE GROUP CO., LTD.

(Exact name of registrant as specified in its charter)

_____________________

Nevada	38-3870905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 515, Block A, No. 9 Huida Road, Jiangbei New District, Nanjing, China	210031
(Address of principal executive offices)	(Zip Code)

86- 18118841599

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

As of March 31, 2023, there were 30,000,000 shares outstanding of the registrant’s common stock.

As of March 31, 2023, there were 500,000 shares outstanding of the registrant’s Convertible Series A Preferred Stock.

Item 1. Financial Statements.

CHINA DE XIAO QUAN CARE GROUP CO., LTD.

FINANCIAL STATEMENTS

CHINA DE XIAO QUAN CARE GROUP CO., LTD.

BALANCE SHEETS

	As at
	Mar. 31, 2023	Dec. 31, 2022
	(Unaudited)
Assets
Cash and cash equivalents	$–	$–
Total current assets	–	–

TOTAL ASSETS	$–	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT
Payables and accrued interests	$1,376,957	$1,340,344
Notes payable in default	590,000	590,000
Total current liabilities	1,966,957	1,930,344

TOTAL LIABILITIES	1,966,957	1,930,344

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value; 100,000,000 shares authorized, 30,000,000 issued and outstanding	3,000	3,000
Convertible Series A Preferred Stock, $0.0001 par value; 1,000,000 shares designated, 500,000 issued and outstanding	50	50
Additional paid in capital	200,200	200,200
Accumulated deficit	(2,170,207)	(2,133,594)

TOTAL STOCKHOLDERS' DEFICIT	(1,966,957)	(1,930,344)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$–	$–

The accompanying notes are an integral part of these unaudited financial statements

CHINA DE XIAO QUAN CARE GROUP CO., LTD.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the quarterly periods ended
	Mar. 31, 2023	Mar. 31, 2022
OTHER INCOME/(EXPENSE)
Interest expense	$(36,613)	$(70,238)
Total other income /(expense)	(36,613)	(70,238)

Net loss	$(36,613)	$(70,238)

Net loss per share - basic	$(0.00)	$(0.00)
Net loss per share - diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic	30,000,000	30,000,000
Weighted average number of common shares outstanding - diluted	530,000,000	530,000,000

The accompanying notes are an integral part of these unaudited financial statements

CHINA DE XIAO QUAN CARE GROUP CO., LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2023 AND DECEMBER 31, 2022

(UNAUDITED)

	Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	500,000	$50	30,000,000	$3,000	$200,200	$(3,270,852)	$(3,067,602)

Net loss	–	–	–	–	–	1,137,258	1,137,258

Balance, December 31, 2022	500,000	$50	30,000,000	$3,000	$200,200	$(2,133,594)	$(1,930,344)

Net loss	–	–	–	–	–	(36,613)	(36,613)

Balance, March 31, 2023	500,000	$50	30,000,000	$3,000	$200,200	$(2,170,207)	$(1,966,957)

The accompanying notes are an integral part of these unaudited financial statements

CHINA DE XIAO QUAN CARE GROUP CO., LTD.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the quarterly periods ended
	Mar. 31, 2023	Mar. 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,613)	$(70,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Payables and accrued interests	36,613	70,238
Accounts payable, related party	–	–
Customer deposits	–	–
Cash used in operating activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	–	–
Proceeds from notes payable-related party	–	–
Principal payments on notes payable	–	–
Issued preferred stock	–	–
Cash provided by financing activities	–	–

Net change in cash and cash equivalents	–	–
Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

Supplemental Cash Flow Information
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of these unaudited financial statements

CHINA DE XIAO QUAN CARE GROUP CO., LTD.

Notes to the Unaudited Financial Statements

March 31, 2023

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

China De Xiao Quan Care Group Co., Ltd. (“CDXQ” or the “Company”), FKA Nhale Inc, before September 2022, was incorporated as GankIt Corporation in the state of Nevada on March 8, 2012, with a fiscal year end of December 31 since 2019. Its SEC symbol was changed from NHLE to CDXQ.

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

The Company focused on from the development, branding and distribution of non-flame smoking devices to the development, sales and service of computer software, network software; elder care services, development, and management, and related commodity sales etc. The Company is not actively trading during the current reporting period.

The Company’s elderly care system incorporates integrated control of community elderly care; standardization of home elderly care services; traceable tracking of financial income and expenditure; big data monitoring of health management; big data support of user portrait; convenient and barrier-free operation mode.

On March 15, 2023, there was a change in control. Chongyi Yang sold the control block of Preferred A Stock to the persons as follows:

Chunsheng Qin purchased 475,000 shares

Yangtengjie Qin purchased 15,000 shares

Fugui Xie purchased 10,000 shares

The purchase price was $285,000 and Chunsheng Qin became the majority shareholder of CDXQ.

On March 27, 2023, China De Xiao Quan Care Group Co., Ltd. (“CDXQ”) entered into a Non-Binding Letter of Intent (the “LOI”) in which the Company would acquire all of the issued and outstanding securities of China Care Holding Group Inc., a Cayman corporation (“China Care”). Mr. Chunsheng Qin is the sole owner of China De Xiao Quan Care Group Co., Ltd.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

For the three months ended March 31, 2023 and 2022, there are 30,000,000 outstanding common shares and 500,000,000 potentially dilutive shares, respectively, from convertible preferred stock. one (1) share of the as Convertible Series A Preferred Stock shall be converted into one thousand (1,000) shares of common stock of the Corporation and entitled to one thousand (1,000) votes of common stock for every one (1) share of as Convertible Series A Preferred Stock owned. The holders of the Convertible Series A Preferred Stock shall not be entitled to receive dividends.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has yet established any source of revenue to cover its operating costs and has an accumulated deficit of $2,170,207 as at March 31, 2023. These conditions raise substantial doubt about the company’s ability to continue as a going concern.

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

NOTE 4 – PAYABLES AND ACCRUED INTERESTS

	Mar. 31, 2023	Dec. 31, 2022
Payables	$489,044	$489,044
Accrued Interest	887,913	851,300
Total	$1,376,957	$1,340,344

NOTE 5 – NOTES PAYABLE

During 2013 - 2016 the Company borrowed an aggregate amount of $1,240,000 through 24 promissory notes maturing various within 2015 to 2018. As at March 31, 2023 and December 31, 2022, there were 7 promissory notes with an aggregated amount of $590,000 in default.

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

As of March 31, 2023 and December 31, 2022, the Company held $590,000 and $590,000 notes payable with $887,913 and $851,300 accrued interest outstanding, respectively.

Weighted average interest rate of default was 12.0%-25.0% for the three months ended March 31, 2023 and 2022. The Company accrued interest expenses of $36,613 and $70,238 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 6 – INCOME TAXES

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

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases. Net operating loss carry-forwards and tax benefits arising therefore are as follows:

Deferred tax assets	Mar. 31, 2023	Dec. 31, 2022
Net operating loss (NOL) brought forward	$2,133,594	$3,270,852
Net loss for the period / year	36,613	(1,137,258)
NOL carried forward	$2,170,207	$2,133,594

Tax benefit from NOL carried forward	455,743	448,055
Valuation allowance	(455,743)	(448,055)
Deferred tax assets	$–	$–

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

Completion of the transaction is subject to, among other matters, the completion of due diligence, the negotiation of a definitive agreement providing for the transaction and employment agreements, satisfaction of the conditions negotiated therein and approval of the transaction by CDXQ’s board of directors, and all applicable state and federal law. No assurance can be given that the parties will be able to negotiate and execute a definitive agreement or that the transactions herein contemplated will close. CDXQ will file notice of such agreement with the Securities and Exchange Commission on form 8-K when and if any such agreement is reached. As of the reporting date, CDXQ is in the process of negotiating and signing the agreement.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. Based on our evaluation, no other event has occurred requiring adjustment or disclosure, except the one under Note 5 and Note 7.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of China De Xiao Quan Care Group Co., Ltd for the three months ended March 31, 2023 and 2022, and the notes thereto.

Safe Harbor for Forward-Looking Statements

Certain statements included in this MD&A constitute forward-looking statements, including those identified by the expressions anticipate, believe, plan, estimate, expect, intend, and similar expressions to the extent they relate to China De Xiao Quan Care Group Co., Ltd or its management. These forward-looking statements are not facts, promises, or guarantees; rather, they reflect current expectations regarding future results or events. These forward-looking statements are subject to risks and uncertainties that could cause actual results, activities, performance, or events to differ materially from current expectations. These include risks related to revenue growth, operating results, industry, products, and litigation, as well as the matters discussed in China De Xiao Quan Care Group Co., Ltd.’s MD&A. Readers should not place undue reliance on any such forward-looking statements. China De Xiao Quan Care Group Co., Ltd disclaims any obligation to publicly update or to revise any such statements to reflect any change in the Company’s expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

Three Months Ended March 31, 2023 and 2022

Revenue

For the three and three months ended March 31, 2023 and 2022, the Company had not generated any revenues.

Operating Expenses

For the three and three months ended March 31, 2023 and 2022, the Company had not operating expenses.

Other Income and Expenses

Other expenses for the three months ended March 31, 2023 were $36,613 compared to $70,238 for the three months ended March 31, 2022.

For the three months ended March 31, 2023 and 2022, the Company had not other income.

For the three months ended March 31, 2023, interest expenses were $36,613, compared to $70,238 for the three months ended March 31, 2022.

Net Income (Loss)

For the three-month ended March 31, 2023, the Company had a net loss of $36,613 compared to the three-month period ended March 31, 2022 of a net loss of $70,238.

Liquidity and Capital Resources

As of March 31, 2023, we had no cash and a working capital deficit of $1,966,957.

Operating Activities

No operating activities occurred during the three months ended March 31, 2023 and 2022.

Investing Activities

No investing activities occurred during the three months ended March 31, 2023 and 2022.

Financing Activities

No financing activities occurred during the three months ended March 31, 2023 and 2022.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2023, the Company did not sell any unregistered securities.

Item 3. Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

Item 6. Exhibits

No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 22, 2023	China De Xiao Quan Care Group Co., Ltd

	By:	/s/ Chunsheng Qin
Name: Chunsheng Qin Title: Chief Executive Officer

