Form 10-Q
period 2023-06-30
China De Xiao Quan Care Group Co., Ltd
filed 2023-08-21
CIK 1552979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

As of June 30, 2023, there were 30,000,000 shares outstanding of the registrant’s common stock.

As of June 30, 2023, there were 500,000 shares outstanding of the registrant’s Convertible Series A Preferred Stock.

Item 1. Financial Statements.

CHINA DE XIAO QUAN CARE GROUP CO., LTD.

FINANCIAL STATEMENTS

CHINA DE XIAO QUAN CARE GROUP CO., LTD.

BALANCE SHEETS

	As at
	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and cash equivalents	$–	$–
Total current assets	–	–

TOTAL ASSETS	$–	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT
Payables and accrued interests	$770,236	$1,340,344
Notes payable in default	190,000	590,000
Total current liabilities	960,236	1,930,344

TOTAL LIABILITIES	960,236	1,930,344

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value; 100,000,000 shares authorized, 30,000,000 issued and outstanding	3,000	3,000
Convertible Series A Preferred Stock, $0.0001 par value; 1,000,000 shares designated, 500,000 issued and outstanding	50	50
Additional paid-in capital	200,200	200,200
Accumulated deficit	(1,163,486)	(2,133,594)

TOTAL STOCKHOLDERS' DEFICIT	(960,236)	(1,930,344)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$–	$–

The accompanying notes are an integral part of these unaudited financial statements

CHINA DE XIAO QUAN CARE GROUP CO., LTD.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022

OTHER INCOME/(EXPENSE)
Interest expense	$(14,909)	$(70,238)	$(51,522)	$(140,475)
Gain on debt forgiveness	1,021,630	–	1,021,630	–
Total other income/(expense)	1,006,721	(70,238)	970,108	(140,475)
Net income /(loss)	$1,006,721	$(70,238)	$970,108	$(140,475)

Earnings per share – basic	$0.03	$(0.00)	$0.03	$(0.00)
Earnings per share –diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average number of common shares-basic	30,000,000	30,000,000	30,000,000	30,000,000
Weighted average number of common shares-diluted	530,000,000	30,000,000	530,000,000	30,000,000

The accompanying notes are an integral part of these unaudited financial statements

CHINA DE XIAO QUAN CARE GROUP CO., LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Three months ended June 30, 2023 and 2022
	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2022	500,000	$50	30,000,000	$3,000	$200,200	$(3,341,089)	$(3,137,839)
Net loss	–	–	–	–	–	(70,238)	(70,238)
Balance, June 30, 2022	500,000	$50	30,000,000	$3,000	$200,200	$(3,411,327)	$(3,208,077)

Balance, March 31, 2023	500,000	$50	30,000,000	$3,000	$200,200	$(2,170,207)	$(1,966,957)
Net income	–	–	–	–	–	1,006,721	1,006,721
Balance, June 30, 2023	500,000	$50	30,000,000	$3,000	$200,200	$(1,163,486)	$(960,236)

	Six months ended June 30, 2023 and 2022
	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	500,000	$50	30,000,000	$3,000	$200,200	$(3,270,852)	$(3,067,602)
Net loss	–	–	–	–	–	(140,475)	(140,475)
Balance, June 30, 2022	500,000	$50	30,000,000	$3,000	$200,200	$(3,411,327)	$(3,208,077)

Balance, December 31, 2022	500,000	$50	30,000,000	$3,000	$200,200	$(2,133,594)	$(1,930,344)
Net income	–	–	–	–	–	970,108	970,108
Balance, June 30, 2023	500,000	$50	30,000,000	$3,000	$200,200	$(1,163,486)	$(960,236)

The accompanying notes are an integral part of these unaudited financial statements

CHINA DE XIAO QUAN CARE GROUP CO., LTD.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

Six months ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$970,108	$(140,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt forgiveness	(1,021,630)	–
Changes in operating assets and liabilities:
Payables and accrued interests	51,522	140,475
Cash used in operating activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	–	–
Proceeds from notes payable-related party	–	–
Principal payments on notes payable	–	–
Issued preferred stock	–	–
Cash provided by financing activities	–	–

Net change in cash and cash equivalents	–	–
Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

Supplemental Cash Flow Information
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of these unaudited financial statements

CHINA DE XIAO QUAN CARE GROUP CO., LTD.

Notes to the Unaudited Financial Statements

June 30, 2023

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

The carrying amount of the Company’s financial liabilities, such as payables and accrued expenses approximate their fair value because of the short maturity of those instruments.

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

For the six months ended June 30, 2023 and 2022, there are 30,000,000 outstanding common shares and 500,000,000 potentially dilutive shares, respectively, from convertible preferred stock. one (1) share of the as Convertible Series A Preferred Stock shall be converted into one thousand (1,000) shares of common stock of the Corporation and entitled to one thousand (1,000) votes of common stock for every one (1) share of as Convertible Series A Preferred Stock owned. The holders of the Convertible Series A Preferred Stock shall not be entitled to receive dividends.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has yet established any source of revenue to cover its operating costs and has an accumulated deficit of $1,163,486 as at June 30, 2023. These conditions raise substantial doubt about the company’s ability to continue as a going concern.

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

NOTE 4 – PAYABLES AND ACCRUED INTERESTS

	June 30, 2023	December 31, 2022
Other payables	$489,044	$489,044
Accrued Interest	281,192	851,300
Total	$770,236	$1,340,344

NOTE 5 – NOTES PAYABLE

During 2013 - 2016 the Company borrowed an aggregate amount of $1,240,000 through 24 promissory notes maturing various within 2015 to 2018. As at June 30, 2023 and December 31, 2022, there were 23 promissory notes with an aggregated amount of $1,190,000 in default.

For debts in default taken out in Nevada, the statutes of limitations on debt collection for written contracts are 6 years. The Company engages an attorney, who issued an opinion of debt forgiveness on April 13, 2023 to clear out the debts in default more than six years in accordance with the law of State of Nevada above. Based on the attorney letter, for all the notes payable in default for more than 6 years as of June 30, 2023 and December 31, 2022, the Company recognized gain on debt forgiveness totaling $1,021,630 and $1,418,208, respectively.

As of June 30, 2023 and December 31, 2022, the Company held $190,000 and $590,000 notes payable with $281,192 and $851,300 accrued interest outstanding, respectively.

Weighted average interest rate of default was 15.0%-25.0% for the six months ended June 30, 2023 and 2022. The Company accrued interest expenses of $51,522 and $140,475 for the six months ended June 30, 2023 and 2022, respectively.

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

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases. As of June 30, 2023 and December 31, 2022, deferred tax assets resulted from NOLs of approximately $244,000 and $448,000, which was fully off-set by valuation allowance reserved.

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

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date these financial statements were issued and determined that there were no subsequent events or transactions that require recognition or disclosures in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of China De Xiao Quan Care Group Co., Ltd for the three and six months ended June 30, 2023 and 2022, and the notes thereto.

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

Three Months and Six Months Ended June 30, 2023 and 2022

Revenue

For the three and six months ended June 30, 2023 and 2022, the Company had not generated any revenues.

Operating Expenses

For the three and six months ended June 30, 2023 and 2022, the Company had no operating expenses.

Other Income and Expenses

Other income for the three months ended June 30, 2023 was $1,006,721, a net off of gain on debt forgiveness of 1,021,630 and interest expense of $14,909, compared to a loss of $70,238 for the three months ended June 30, 2022.

Other income for the six months ended June 30, 2023 was $970,108, a net off of gain on debt forgiveness of 1,021,630 and interest expense of $51,522, compared to a loss of $140,475 for the six months ended June 30, 2022.

Net Income (Loss)

For the three months ended June 30, 2023, the Company had a net income of $1,006,721 compared to the three months ended June 30, 2022 a net loss of $70,238.

For the six months ended June 30, 2023, the Company had a net income of $970,108 compared to the six months ended June 30, 2022 a net loss of $140,475.

Liquidity and Capital Resources

As of June 30, 2023, we had no cash and a working capital deficit of $960,236.

Operating Activities

No operating activities occurred during the three and six months ended June 30, 2023 and 2022.

Investing Activities

No investing activities occurred during the three and six months ended June 30, 2023 and 2022.

Financing Activities

No financing activities occurred during the three and six months ended June 30, 2023 and 2022.

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

During the six months ended June 30, 2023, the Company did not sell any unregistered securities.

Item 3. Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

Item 6. Exhibits

No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 21, 2023	China De Xiao Quan Care Group Co., Ltd

	By:	/s/ Chunsheng Qin
Name: Chunsheng Qin Title: Chief Executive Officer

