Form 10-K/A
period 2022-12-31
China De Xiao Quan Care Group Co., Ltd
filed 2023-09-11
CIK 1552979

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K/A

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

i

Investing in our common stock is highly speculative and involves a significant degree of risk. See “Item 1A: Risk Factors” for a discussion of information that should be considered before making a decision to purchase our common stock.

Investors are cautioned that you are purchasing the interests of China De Xiao Quan Care Group Co., Ltd., which is a Nevada corporation without conducting operations and will be referred to hereinafter as the “Company”, or “we” or “our” or “CDXQ”. Our business operations are conducted in China.

We are a Nevada company, and our operations are conducted in China. Because all of our operations are conducted in China the Chinese government may exercise significant oversight and discretion over the conduct of our business and may intervene in or influence our operations at any time, which could result in a material change in our operations and/or the value of our common stocks. Further, this structure involves unique risks to investor.

Recent statements by the Chinese government have indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investments in China based issuers. Any future action by the Chinese government expanding the categories of industries and companies whose foreign securities offerings are subject to government review could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and could cause the value of such securities to significantly decline or be worthless.

Recently, the PRC government initiated a series of regulatory actions and made a number of public statements on the regulation of business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding efforts in anti-monopoly enforcement. We are not directly subject to these regulatory actions or statements, as we do not have a variable interest entity structure (“VIE”) and our business does not involve the collection of user data, implicate cybersecurity, or involve any other type of restricted industry. As of the date of this amended filing, no effective laws or regulations in the PRC explicitly require us to seek any approval from the China Securities Regulatory Commission (the “CSRC”), the Cyberspace Administration of China (the “CAC”) or any other PRC governmental authorities for our overseas listing plan, nor has our company received any inquiry, notice, warning or sanctions regarding our planned overseas listing from the CSRC, CAC or any other PRC governmental authorities. In addition, these new laws and guidelines have not impacted the Company’s ability to conduct its business and accept foreign investments. The Company’s China operations, which is non-flame smoking devices, along with computer software development, and elder care services, believes the new data security or anti-monopoly laws and regulations in China do not apply to the Company.  However, any change in foreign investment regulations, and other policies in China or related enforcement actions by China government could result in a material change in our operations and the value of our common stock and could significantly limit or completely hinder our ability to offer our common stock to investors or cause the value of our common stock to significantly decline or be worthless. See Item 1A. Risk Factors for detailed information on the risks of investing in our company with operations in China.

Holding Foreign Companies Accountable Act (“HFCAA”)

Pursuant to the Holding Foreign Companies Accountable Act (“HFCAA”), the Public Company Accounting Oversight Board (the “PCAOB”) issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the People’s Republic of China because of a position taken by one or more authorities in mainland China; and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations. Our registered public accounting firm, Simon & Edward, LLP, is based in the U.S. and is registered with PCAOB and was not identified in this report as a firm subject to the PCAOB’s determination. Notwithstanding the foregoing, if the PCAOB is not able to fully conduct inspections of our auditor’s work papers in China, you may be deprived of the benefits of such inspection which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities may be prohibited under the HFCAA.

ii

Holding Foreign Companies Accountable Act, as amended by the Consolidated Appropriations Act, 2023

On December 15, 2022, the PCAOB vacated its 2021 determinations that the positions taken by authorities in mainland China and Hong Kong prevented it from inspecting and investigating completely registered public accounting firms headquartered in those jurisdictions. As a result, the Commission will not provisionally or conclusively identify an issuer as a Commission-Identified Issuer if it files an annual report with an audit report issued by a registered public accounting firm headquartered in either jurisdiction on or after December 15, 2022, until such time as the PCAOB issues a new determination.

On December 29, 2022, the President signed the Consolidated Appropriations Act, 2023, which, among other things, amended the HFCAA to reduce the number of consecutive years an issuer can be identified as a Commission-Identified Issuer before the Commission must impose an initial trading prohibition on the issuer’s securities from three years to two years. Therefore, once an issuer is identified as a Commission-Identified Issuer for two consecutive years, the Commission is required under the HCFAA to prohibit the trading of the issuer’s securities on a national securities exchange and in the over-the-counter market.

As noted above, on December 15, 2022, the PCAOB vacated its previous determinations that it is unable to inspect and investigate completely PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong. Accordingly, until such time as the PCAOB issues any new determination, there are no issuers at risk of having their securities subject to a trading prohibition under the HFCAA.

The following diagram and notes show the nature of the flow of funds within our organization.

The total issued and outstanding Preferred A Stock (500,000 shares) is owned by the following shareholders:

Chunsheng Qin purchased 475,000 shares

Yangtenglie Quin purchased 15,000 shares

Fugui Xie purchased 10,000 shares

Our Preferred A shareholders have over 94.34% of the voting shares and will carry the necessary votes to determine the outcome for all of the Company’s corporate actions.

iii

Our Public Shareholders own 33% of our issued and outstanding Common Stock.

China De Xiao Quan Care Group Co., Ltd, the public entity domiciled in Nevada and operates under the same name for our Operations is China. As of the time of this filing, we don’t have any subsidiaries and do not operate under a Variable Interest Entity structure.

The current structure of cash flows within our organization, and as summary of the applicable regulations, is as follows:

China De Xiao Quan Care Group Col, Ltd is not a Chinese operating company but a Nevada company with operations conducted in Nanjing, China. There have been no transfers, dividends, or distributions, to date, between the holding company, its operations in China, or its investors.

To the extent cash in the business is in the PRC/Hong Kong or a PRC/Hong Kong entity, the funds may not be available to fund operations or for other use outside of the PRC/Hong Kong due to interventions in or the imposition of restrictions and limitations on the ability of us or our subsidiaries, by the PRC government to transfer cash.

Upon execution of an agreement based on the LOI with China Care Holding Group Inc. (“CCHG”) our direct holding structure and the cross-border transfer of funds within our corporate group will be legal and compliant with the laws and regulations of the PRC.

The Company intends to distribute dividends, the Company will transfer the dividends from CCHG to the Company in accordance with the laws and regulations of the PRC, and then the dividends will be distributed from the Company to all shareholders respectively in proportion to the shares they hold, regardless of whether the shareholders are U.S. investors or investors in other countries or regions. We will be able to have such transfers through banks in China under current account items, such as profit distributions and trade and service-related foreign exchange transactions, which can be made in foreign currencies without prior approval from State Administration of Foreign Exchange (the “SAFE”) by complying with certain procedural requirements with the banks. However, approval from or registration with appropriate government authorities will be required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies.

PRC laws and regulations allow an offshore holding company to provide funding to its wholly owned subsidiary in China only through loans or capital contributions, subject to the filing or approval of government authorities and limits on the amount of capital contributions and loans. For an increase of its registered capital, a company would need to file such change of registered capital with the China’s Ministry of Commerce (“MOFCOM”) or its local counterparts. If the Company provides funding to its future subsidiary through loans, the total amount of such loans may not exceed the difference between the entity’s total investment as approved by the foreign investment authorities and its registered capital. Such loans must be registered with SAFE or its local branches.

Our future PRC subsidiary’s ability to distribute dividends is based upon their distributable earnings. Current PRC regulations permit PRC subsidiaries to transfer profits to holding companies only out of its after-tax accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, subsidiaries in China is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. Each of such entity in China is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at the discretion of its board of directors. Although the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributable as cash dividends except in the event of liquidation.

iv

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

Nhale, Inc. filed an amendment to its Articles of Incorporation and changed its name to China De Xiao Quan Care Group Co., LTD on Sept. 22, 2022, trading symbol CDXQ. FINRA announced the name and symbol change on November 28, 2022.

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

We conduct substantially all of our operations in China, and substantially all of our assets are located in China. In addition, a majority of our current officers reside within China and are PRC nationals. As a result, it may be difficult for our shareholders to effect service of process upon us or those persons inside the PRC.

In addition, the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with many other countries and regions. Therefore, recognition and enforcement in the PRC of judgments of a court in any of these non-PRC jurisdictions in relation to any matter not subject to a binding arbitration provision may be difficult or impossible.

Enforceability of Civil Liabilities

Our business operations are primarily conducted in China, and substantially all of our assets are located in China. Our sole officer and director, Chunseng Qin, resides in mainland China and most of his assets are located outside the United States. As a result, it may be difficult for a shareholder to effect service of process within the United States upon this officer and director, to bring an action against us or this individual in the United States, or to enforce judgement against us or him that are obtained in United States courts, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States.

The recognition and enforcement of foreign judgments are subject to compliance with the PRC Civil Procedures Law and relevant civil procedure requirements in PRC. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other form of reciprocity with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, courts in China will not enforce a foreign judgment against the Company or its directors and officers if they decide that the judgment violates the basic principles of PRC law or national sovereignty, security or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States.

There is uncertainty as to whether the courts of China would:

•	recognize or enforce judgments of United States courts obtained against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States; or

•	entertain original actions brought in each respective jurisdiction against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States.

Furthermore, under the PRC Civil Procedures Law, foreign shareholders may originate actions based on PRC law against a company in China for disputes if they can establish sufficient nexus to China for a PRC court to have jurisdiction and meet other procedural requirements. It will be, however, difficult for U.S. shareholders to originate actions against us in China in accordance with PRC laws because we are incorporated under the laws of the United States and it will be difficult for U.S. shareholders, by virtue only of holding the Company’s common shares, to establish a connection to China for a PRC court to have jurisdiction as required under the PRC Civil Procedures Law.

Holding Foreign Companies Accountable Act (“HFCAA”)

Pursuant to the Holding Foreign Companies Accountable Act (“HFCAA”), the Public Company Accounting Oversight Board (the “PCAOB”) issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the People’s Republic of China because of a position taken by one or more authorities in mainland China; and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations. Our registered public accounting firm, Simon & Edward, LLP, is based in the U.S. and is registered with PCAOB and was not identified in this report as a firm subject to the PCAOB’s determination. Notwithstanding the foregoing, if the PCAOB is not able to fully conduct inspections of our auditor’s work papers in China, you may be deprived of the benefits of such inspection which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities may be prohibited under the HFCAA.

Holding Foreign Companies Accountable Act, as amended by the Consolidated Appropriations Act, 2023

On December 15, 2022, the PCAOB vacated its 2021 determinations that the positions taken by authorities in mainland China and Hong Kong prevented it from inspecting and investigating completely registered public accounting firms headquartered in those jurisdictions. As a result, the Commission will not provisionally or conclusively identify an issuer as a Commission-Identified Issuer if it files an annual report with an audit report issued by a registered public accounting firm headquartered in either jurisdiction on or after December 15, 2022, until such time as the PCAOB issues a new determination.

On December 29, 2022, the President signed the Consolidated Appropriations Act, 2023, which, among other things, amended the HFCAA to reduce the number of consecutive years an issuer can be identified as a Commission-Identified Issuer before the Commission must impose an initial trading prohibition on the issuer’s securities from three years to two years. Therefore, once an issuer is identified as a Commission-Identified Issuer for two consecutive years, the Commission is required under the HCFAA to prohibit the trading of the issuer’s securities on a national securities exchange and in the over-the-counter market.

As noted above, on December 15, 2022, the PCAOB vacated its previous determinations that it is unable to inspect and investigate completely PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong. Accordingly, until such time as the PCAOB issues any new determination, there are no issuers at risk of having their securities subject to a trading prohibition under the HFCAA.

PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Uncertainties with respect to the PRC legal system, including those regarding the enforcement of laws, and sudden or unexpected changes, with little advance notice, in laws and regulations in China could adversely affect us and limit the legal protections available to you and us.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations including, but not limited to, the laws and regulations governing our business and the enforcement and performance of our arrangements with customers in certain circumstances. The laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement could be unpredictable, with little advance notice. The effectiveness and interpretation of newly enacted laws or regulations, including amendments to existing laws and regulations, may be delayed, and our business may be affected if we rely on laws and regulations which are subsequently adopted or interpreted in a manner different from our understanding of these laws and regulations. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our business.

Our operations in China are governed by the laws of the PRC. The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value. Since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and the enforcement of these laws, regulations and rules involves uncertainties.

The PRC has promulgated a comprehensive system of laws and regulations governing economic matters in general, such as foreign investment, corporate organization and governance, commerce, taxation and trade. The overall effect of legislation over the past three decades has significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties and sudden changes, sometimes with little advance notice. As a significant part of our business is conducted in China, our operations are principally governed by PRC laws and regulations, which may limit legal protections available to us. Uncertainties due to evolving laws and regulations could also impede the ability of a China-based company, such as our company, to obtain or maintain any permits or licenses required to conduct business in China. In the absence of required permits or licenses, governmental authorities could impose material sanctions or penalties on us. In addition, some regulatory requirements issued by certain PRC government authorities may not be consistently applied by other PRC government authorities (including local government authorities), thus making strict compliance with all regulatory requirements impractical, or in some circumstances impossible. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract. However, since PRC administrative and court authorities have discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to predict the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have retroactive effect. As a result, we may not be aware of our violation of any of these policies and rules until sometime after the violation. In addition, any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention.

The PRC government has significant oversight and discretion over the conduct of our business and may intervene or influence our operations as the government deems appropriate to further regulatory, political and societal goals. The PRC government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding our industry that could adversely affect our business, financial condition and results of operations. Furthermore, the PRC government has recently indicated an intent to exert more oversight and control over securities offerings and other capital markets activities that are conducted overseas and foreign investment in China-based companies like us. Any such action, once taken by the PRC government, could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless.

Furthermore, if China adopts more stringent standards with respect to certain areas such as environmental protection or corporate social responsibilities, we may incur increased compliance costs or become subject to additional restrictions in our operations. Certain areas of the law, including intellectual property rights and confidentiality protections in China may also not be as effective as in the United States or other countries. In addition, we cannot predict the effects of future developments in the PRC legal system on our business operations, including the promulgation of new laws, or changes to existing laws or the interpretation or enforcement thereof. These uncertainties could limit the legal protections available to us and our investors, including you.

The PRC government may continue to strengthen its capital controls and the dividends of PRC subsidiaries and other distributions may be subject to tightened scrutiny in the future. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from profits, if any. Furthermore, if a subsidiary in the PRC incurs debt on its own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments.

In addition, the Enterprise Income Tax Law, or EIT, and its implementation rules provide that a withholding tax rate of up to 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless otherwise exempted or reduced according to treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC resident enterprises are incorporated. Any limitation on the ability of PRC subsidiaries to pay dividends or make other distributions to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

Risk of adverse Changes in China’s economic, political or social conditions or government policies

Substantially all of our assets and operations are located in the PRC. Accordingly, our business, financial condition, results of operations and prospects may be influenced to a significant degree by political, economic and social conditions in the PRC generally. The Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. In addition, in the past the Chinese government has implemented certain measures, including interest rate adjustment, to control the pace of economic growth. These measures, or other economic, political, or social developments in China may cause decreased economic activity in the PRC, which may adversely affect our business and operating results.

Permissions from the PRC Authorities to Issue Our Common Stock to Foreign Investors

As of the date of this filing, we (1) are not required to obtain permissions from any PRC authorities to issue our Common Stock to foreign investors, (2) are not subject to permission requirements from the China Securities Regulatory Commission (the “CSRC”), the Cyberspace Administration of China (the “CAC”) or any other entity that is required to approve of our PRC subsidiary’s operations, and (3) have not received or were denied such permissions by any PRC authorities. Nevertheless, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the Opinions, which were made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Given the current PRC regulatory environment, it is uncertain when and whether we will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. We have been closely monitoring regulatory developments in China regarding any necessary approvals from the CSRC or other PRC governmental authorities required for overseas listings, including this offering. As of the date of this prospectus, we have not received any inquiry, notice, warning, sanctions or regulatory objection to this offering from the CSRC or other PRC governmental authorities. However, there remains significant uncertainty as to the enactment, interpretation and implementation of regulatory requirements related to overseas securities offerings and other capital markets activities.

On December 24, 2021, the CSRC released the Administrative Provisions of the State Council Regarding the Overseas Issuance and Listing of Securities by Domestic Enterprises and the Measures for the Overseas Issuance of Securities and Listing Record-Filings by Domestic Enterprises, both of which had a comment period that expired on January 23, 2022, and if enacted, may subject us to additional compliance requirement in the future. According to Relevant Officials of the CSRC Answered Reporter Questions(“CSRC Answers”), after the Administration Provisions and Measures are implemented upon completion of public consultation and due legislative procedures, the CSRC will formulate and issue guidance for filing procedures to further specify the details of filing administration and ensure that market entities could refer to clear guidelines for filing, which means it still takes time to make the Administration Provisions and Measures into effect. As the Administration Provisions and Measures have not yet come into effect, we are currently unaffected. However, according to CSRC Answers, only new initial public offerings and refinancing by existent overseas listed Chinese companies will be required to go through the filing process; other existent overseas listed companies will be allowed sufficient transition period to complete their filing procedure, we will certainly go through the filing process in the future, perhaps because of refinancing or given by sufficient transition period to complete filing procedure as an existent overseas listed Chinese company.

However, it is uncertain when the Administration Provision and the Measures will take effect or if they will take effect as currently drafted. If it is determined in the future that the approval of the CSRC, the CAC or any other regulatory authority is required for this offering, we may face sanctions by the CSRC, the CAC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in China, limit our ability to pay dividends outside of China, limit our operations in China, delay or restrict the repatriation of the proceeds from this offering into China or take other actions that could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as the trading price of our securities. The CSRC, the CAC, or other PRC regulatory agencies also may take actions requiring us, or making it advisable for us, to halt this offering before settlement and delivery of our Common Stock. Consequently, if you engage in market trading or other activities in anticipation of and prior to settlement and delivery, you do so at the risk that settlement and delivery may not occur. In addition, if the CSRC, the CAC or other regulatory PRC agencies later promulgate new rules requiring that we obtain their approvals for this offering, we may be unable to obtain a waiver of such approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding such an approval requirement could have a material adverse effect on the trading price of our securities.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any property but rent office space.

Item 3.	Legal Proceedings

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

Date:  September 11, 2023

